Form 10QSB
period 2006-06-30
Independent BancShares, Inc.
filed 2006-08-11
CIK 1357528

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
[X]	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

Or

[ ]	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 000-51920

INDEPENDENT BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-2869407 (IRS Employer Identification No.)

60 SW 17th Street
Ocala, Florida 34474
(Address of Principal Executive Offices)

352-622-2377
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes      No  X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of August 7, 2006:

Common stock, $2.00 Par value . . . . . . . . . . . . . . . . . . . . . .1,176,975 Shares

Transitional Small Business Disclosure Format: Yes      No  X


Index

Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - as of June 30, 2006 (unaudited) and at December 31, 2005	2
	Condensed Consolidated Statements of Earnings (Unaudited) - Three and Six Months Ended June 30, 2006 and 2005	3
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) - Six months ended June 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6-8
	Review by Independent Registered Public Accounting Firm	9
	Report of Independent Registered Public Accounting Firm	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-18
Item 3.	Controls and Procedures	19
Part II.	Other Information
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19-20
Item 5.	Other Information	20
Item 6.	Exhibits	21
SIGNATURES		22


independent Bancshares, inc. and subsidiary

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At June 30, 2006 (unaudited)	At December 31, 2005
Assets
Cash and due from banks	$ 6,625	4,814
Interest-earning deposits	159	193
Federal funds sold	5,443	3,261
Cash and cash equivalents	12,227	8,268
Securities available for sale	32,740	34,652
Loans, net of allowance for loan losses of $1,911 and $1,877	149,134	144,532
Accrued interest receivable	876	836
Premises and equipment, net	7,921	7,145
Federal Home Loan Bank stock	935	889
Federal Reserve Bank stock	237	234
Deferred tax asset	1,117	915
Other assets	268	277
Total assets	$205,455	197,748
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$ 24,631	24,414
NOW, money-market and savings deposits	77,434	78,290
Time deposits	69,169	61,923
Total deposits	171,234	164,627
Federal Home Loan Bank advances	12,000	12,000
Notes payable	1,497	1,783
Other borrowings	4,464	3,225
Accrued interest payable and other liabilities	935	1,631
Total liabilities	190,133	183,266
Stockholders' equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,176,975 and 1,119,791 shares issued and outstanding
	2,354	2,240
Additional paid in capital	7,517	5,936
Retained earnings	6,061	6,782
Accumulated other comprehensive loss	(610)	(476)
Total stockholders' equity	15,322	14,482
Total liabilities and stockholders' equity	$ 205,455	197,748

See accompanying Notes to Condensed Consolidated Financial Statements


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$2,824	$2,389	$5,481	$4,532
Securities	307	285	618	592
Other	99	22	172	48
Total interest income	3,230	2,696	6,271	5,172
Interest expense:
Deposits	1,105	668	2,058	1,264
Borrowings	168	146	358	268
Total interest expense	1,273	814	2,416	1,532
Net interest income	1,957	1,882	3,855	3,640
Provision for loan losses	5	106	28	220
Net interest income after provision for loan losses	1,952	1,776	3,827	3,420
Noninterest income:
Service charges on deposit accounts	111	125	231	254
Net gain on sale of securities available for sale	-	8	-	8
Other	140	169	260	302
Total noninterest income	251	302	491	564
Noninterest expense:
Salaries and employee benefits	880	758	1,599	1,486
Occupancy and equipment	157	144	313	295
Data processing	76	58	151	126
Stationery and supplies	38	26	79	53
Advertising and business development	69	54	118	97
Other	300	247	585	489
Total noninterest expense	1,520	1,287	2,845	2,546
Earnings before income taxes	683	787	1,473	1,438
Income taxes	232	272	512	488
Net earnings	$451	519	961	950
Earnings per share - basic and diluted	$ .39	.46	.84	.84
Cash dividends per shares	-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six-Months Ended June 30, 2006 and 2005
($ in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Amount				Total Stockholders' Equity
Balance, December 31, 2004	1,112,310	2,225	$5,836	4,607	(242)	12,426
Comprehensive Income: Net earnings (unaudited)	-	-	-	950	-	950
Change in unrealized loss on securities available for sale, net of tax (unaudited)	-	-	-	-	50	50
Comprehensive income (unaudited)						1,000
Proceeds from shares issued in connection with purchases under the Employee Stock Purchase Plan (unaudited)	6,808	13	90	-	-	103
Balance, June 30, 2005 (unaudited)	1,119,118	2,238	5,926	5,557	(192)	13,539
Balance, December 31, 2005	1,119,791	2,240	5,936	6,782	(476)	14,482
Comprehensive Income: Net earnings (unaudited)	- -	- -	- -	961	- -	961
Change in unrealized loss on securities available for sale, net of tax (unaudited)	- -	- -	- -	- -	(134)	(134)
Comprehensive income (unaudited)						829
Proceeds from shares issued in connection with purchased under the Employee Stock Purchase Plan (unaudited)	1,373	2	18	- -	- -	20
5% stock dividend (unaudited)	55,811	112	1,562	(1,674)	- -	- -
Cash paid in lieu of fractional shares (unaudited)	- -	- -	- -	(7)	- -	(7)
Balance, June 30, 2006 (unaudited)	1,176,975	2,354	$7,517	6,061	(610)	15,322

See accompanying Notes to Condensed Consolidated Financial Statements


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$961	950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110	135
Provision for loan losses	28	220
Deferred income tax benefit	-	(80)
Net amortization of premiums and discounts on securities	128	170
Net gain on sale of securities available for sale	-	(8)
Net increase in accrued interest receivable	(40)	(87)
Net decrease in other assets	9	202
Net (decrease) increase in accrued interest payable and other liabilities	(693)	26
Net cash provided by operating activities	503	1,528
Cash flows from investing activities:
Purchase of securities available for sale	(2,860)	(2,501)
Maturities, sales, and principal repayments of securities available for sale	4,308	9,765
Loans originated, net of principal repayments	(4,630)	(18,311)
Purchase of premises and equipment	(886)	(616)
Purchase of Federal Home Loan Bank stock	(46)	(267)
Purchase of Federal Reserve Bank stock	(3)	(6)
Net cash used in investing activities	(4,117)	(11,936)
Cash flows from financing activities:
Net increase in deposits	6,607	11,303
Net increase in Federal Home Loan Bank advances	-	5,000
Principal repayments on notes payable	(286)	(6)
Net increase (decrease) in other borrowings	1,239	(1,200)
Proceeds from sale of common stock	20	103
Cash paid in lieu of fractional shares	(7)	-

Net cash provided by financing activities	7,573	15,200
Net increase in cash and cash equivalents	3,959	4,792
Cash and cash equivalents at beginning of period	8,268	3,318
Cash and cash equivalents at end of period	$ 12,227	8,110
Supplemental disclosures of cash flow information: Cash paid during the period for:
Interest	$ 2,468	1,555
Taxes	$ 878	602
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$ (134)	50
Common stock dividend	$ 1,674	-

See accompanying Notes to Condensed Consolidated Financial Statements


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006 and the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

     The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the "Bank") (collectively, the "Company"). The Holding Company's primary business activity is the operation of the Bank. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of financial services to individual and corporate customers through its four banking offices located in Marion and Sumter Counties, Florida.

2.  Loans. The components of loans are summarized as follows (in thousands):

		At June 30, 2006	At December 31, 2005
	Commercial real estate	$ 66,549	66,196
	Residential real estate and home equity	48,638	42,551
	Construction	25,665	27,646
	Commercial loans	7,250	6,573
	Consumer	3,095	3,601
Total loans		151,197	146,567
Add/Deduct:	Allowance for loan losses	(1,911)	(1,877)
	Deferred loan costs, net	(152)	(158)
	Loans, net	$149,134	144,532

(continued)


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.  Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Balance at January 1	$1,900	1,684	1,877	1,566
Provision for loan losses	5	106	28	220
Net loan recoveries	6	5	6	9
Balance at June 31	$1,911	1,795	1,911	1,795

     Nonaccrual and past due loans are as follows (in thousands):

	At June 30	At December 31
	2006	2005
Nonaccrual loans	$ 356	-
Past due ninety days or more, still accruing	$ -	-
	$ 356	-

     Impaired loans are as follows (in thousands):

	At June 30, 2006	At December 31, 2005
Gross loans with a related allowance for loan loss recorded	$ 57	$ 131
Less: Allowance on these loans	(10)	(20)
Net investment in impaired loans	$ 47	$111

There was no interest collected or recognized on impaired loans during the three months ended June 30, 2006 or 2005.

4. Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,163,022 shares and 1,118,594 shares during the three-month periods ended June 30, 2006 and 2005, respectively and 1,144,642 and 1,126,054 during the six-month periods ended June 30, 2006 and 2005, respectively. There is no dilution to basic earnings per share because the Company does not have any common stock equivalents.


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

     Several non-reoccurring events negatively impacted earnings, which declined from 2005, at $0.46 per share, to 2006, at $0.39 per share. In April, the company implemented a one-time accounting adjustment due to the December 2005 change from semi-monthly to bi-weekly payrolls. The after-tax impact on net income was approximately $64,000. The second quarter results also included the impact of opening a new bank branch, which often does not break even until the second year of operation. During the second quarter, the direct costs of operating the new branch were approximately $108,000. Finally, the cost related to the Securities and Exchange filing incurred during the 2nd quarter was approximately $28,000. The combined effect of the three events reduced earnings by about $0.11 per share.

5. Recent Accounting Pronouncements. SFAS NO. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 to significantly impact its financial statements.

SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company does not currently have any stock-based compensation plans.

FASB Staff Position (FSP) No. 115-1, "The Meaning of 0ther-Than-Temporary Impairment and Its Application to Certain Investments." FSPI15-l provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP II 5-1 to significantly impact its financial statements.


INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.


Report of Independent Registered Public Accounting Firm

Independent BancShares, Inc.
Ocala, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Independent BancShares, Inc. and Subsidiary (the "Company") as of June 30, 2006, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30,2006 and 2005, and the related condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
August 4, 2006


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-QSB may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Among these risks are regional and national economic conditions, competitive and regulatory factors, legislative changes, mortgage-interest rates, cost and availability of borrowed funds, our ability to sell mortgages in the secondary market, and housing sales and values. These risks and uncertainties are contained in the Company's filings with the SEC, available via EDGAR. The Company assumes no obligation to update forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such forward-looking statements.

General

Independent BancShares, Inc. (the "Holding Company") was incorporated in 1987 and has since owned 100% of the outstanding common stock of Independent National Bank (the "Bank") (collectively, the, "Company"). The Holding Company's primary business activity is the operation of the Bank. Effective June 21, 2006, the Holding Company registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and has thus become subject to the reporting requirements applicable under the Exchange Act. As a fully reporting company, our common stock has very recently begun trading on the Over-the-Counter Bulletin Board under the symbol "IBFL".

The Bank is a nationally chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of financial services to individual and corporate customers through its four banking offices located in Marion and Sumter Counties, Florida.

The Bank's deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Holding Company's operations are subject to supervision and regulation of the Federal Reserve Board. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

The Bank provides a variety of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network, thereby permitting customers to utilize the convenience of larger ATM networks.


In addition to the foregoing services, the offices of the Company provide customers with extended banking hours. The Company does not have trust powers and, accordingly, no trust services are provided.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits and borrowings, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

As is the case with banking institutions generally, the Company's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

Capital Resources, Commitments and Capital Requirements

The Bank's principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Bank uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance-sheet commitments to extend credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Bank's contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2006 (in thousands):

Contractual Obligations	Total
Time deposit maturities Other borrowings Commitments to extend credit Unused lines of credit Standby letters of credit	$ 69,169 13,497 42,641 5,507 815
Total	$ 131,629


Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank are considered "adequately capitalized". If the actual amounts exceed the requirements of "adequately capitalized", and meet even more stringent minimum standards, they are considered "well capitalized". Management believes as of June 30, 2006, the Bank meets the capital requirements for a "well capitalized" financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2006, and the minimum required amounts and percentages ($ in thousands).

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2006:	Amount	%	Amount	%	Amount	%
Total capital to Risk-Weighted assets:
Bank	19,235	14.32	10,748	8.00	$13,435	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Bank	17,324	12.89	5,374	4.00	8,061	6.00
Tier 1 Capital to adjusted Total Assets:
Bank	17,324	12.89	8,224	4.00	10,280	5.00


Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Average equity as a percentage of average assets	7.31%	7.73%	6.86%
Total equity to total assets at end of period	7.46%	7.32%	7.08%
Return on average assets (1)	.94%	1.13%	1.01%
Return on average equity (1)	12.90%	14.56%	14.70%
Noninterest expense to average assets (1)	2.79%	2.62%	2.70%
Nonperforming loans to total loans at end of period (2)	0.24%	0.09%	0.66%

  Annualized for the six months ended June 30, 2006 and 2005.

  Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

The following table shows selected yields and rates during the periods indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Loans	7.26%	6.92%	6.57%
Securities	3.59%	3.11%	3.03%
Other interest-earning assets	5.92%	4.76%	4.86%
All interest- earning assets	6.56%	6.09%	5.78%
Interest-bearing deposits	2.84%	2.04%	1.85%
Borrowings	4.21%	4.66%	4.41%
All interest-bearing liabilities	2.98%	2.27%	2.06%
Interest-rate spread	3.58%	3.82%	3.72%

Changes in Financial Condition

Total assets increased $7.7 million or 3.9%, from $197.7 million at December 31, 2005 to $205.5 million at June 30, 2006, primarily as a result of a $4.6 million increase in net loans and a $4.0 million increase in cash and cash equivalents. Deposits increased $6.6 million from $164.6 million at December 31, 2005 to $171.2 million at June 30, 2006.


Net Interest Margin and Interest-Rate Spread

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance o assets or liabilities, respectively, for the periods shown. The yields and costs include certain fees which are considered to constitute adjustments to yields.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$150,972	2,824	7.48%	$142,642	2,389	6.70%
Securities	34,074	307	3.60	37,476	285	3.04
Other (1)	6,304	99	6.28	1,367	22	6.44
Total interest-earning assets	191,350	3,230	6.75	181,485	2,696	5.94
Noninterest-earning assets	14,258			7,051
Total assets	$205,608			$188,536
Interest-bearing liabilities:
Savings, NOW and money-market deposits	79,028	404	2.04	71,997	159	0.88
Time deposits	67,327	701	4.16	65,800	509	3.09
Subtotal deposits	146,355	1,105	3.02	137,797	668	1.94
Borrowed funds	17,577	168	3.82	13,774	146	4.24
Total interest-bearing liabilities	163,932	1,273	3.11	151,571	814	2.15
Noninterest-bearing deposits	23,398			22,583
Noninterest-bearing liabilities	1,152			1,669
Stockholders' equity	15,126			12,713
Total liabilities and stockholders' equity	$ 205,608			$ 188,536
Net interest income		$ 1,957			$ 1,882
Interest-rate spread			3.64%			3.79%
Net interest margin (2)			4.09%			4.15%
Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.20

  Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.

  Net interest margin is annualized net interest income divided by average interest-earning assets.


The following table sets forth, for the periods indicated, information regarding (1) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (11) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (111) net interest/dividend income; (iv) interest-rate spread; and (v) not interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include certain fees which are considered to constitute adjustments to yields.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$150,905	5,481	7.26%	$138,021	4,532	6.57%
Securities	34,455	618	3.59	39,020	592	3.03
Other (1)	5,814	172	5.92	1,975	48	4.86
Total interest-earning assets	191,174	6,271	6.56	179,016	5,172	5.78
Noninterest-earning assets	12,658			9,520
Total assets	$203,832			$188,536
Interest-bearing liabilities:
Savings, NOW and money-market deposits	80,246	789	1.97	74,184	326	0.88
Time deposits	64,844	1,269	3.91	62,513	938	3.00
Subtotal deposits	145,090	2,058	2.84	136,697	1,264	1.85
Borrowed funds	16,997	358	4.21	12,157	268	4.41
Total interest-bearing liabilities	162,087	2,416	2.98	148,854	1,532	2.06
Noninterest-bearing deposits	25,514			22,048
Noninterest-bearing liabilities	1,329			4,708
Stockholders' equity	14,902			12,926
Total liabilities and stockholders' equity	$ 203,832			$ 188,536
Net interest income		$ 3,855			$ 3,640
Interest-rate spread			3.58%			3.72%
Net interest margin (2)			4.03%			4.07%
Ratio of interest-earning assets to interest-bearing liabilities	1.18			1.20

  Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.

  Net interest margin is annualized net interest income divided by average interest-earning assets.


Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General Operating Results. Net earnings for the three-month period ended June 30, 2006 was $451,000, or $.39 per basic and diluted share, compared to $519,000 or $.46 per basic share and diluted share, for the comparable period in 2005. The decrease in net loss resulted primarily from an increase net interest income expense, partially offset by an increase net interest income.

Interest Income. Interest income increased $534,000 million to $3.2 million for the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 5.94% for the three months ended June 30, 2005 to 6.75% for the three months ended June 30, 2006 and a $9.9 million increase in average interest-earning assets outstanding for the three months ended June 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $459,000 from $814,000 for the three-month period ended June 30, 2005 to $1,273,000 for the three-month period ended June 30, 2006. The increase was primarily due to an increase of $12.4 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 2.15% for the three months ended June 30, 2005 to 3.11% for the comparable 2006 period. Average interest-bearing deposits increased from $137.8 million outstanding during the three months ended June 30, 2005 to $146.4 million outstanding during the comparable period for 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2006 and 2005 of $5,000 and $106,000, respectively. The decrease in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $1,911,000 or 1.26% of gross loans at June 30, 2006 is adequate.

Noninterest Income. Noninterest income decreased $51,000 during the 2006 period. The decrease was primarily due to a decrease of $29,000 other noninterest income.

Noninterest Expense. Noninterest expense increased by $233,000 from $1.3 million for the three-month period ended June 30, 2005 to $1.5 million for the three-month period ended June 30, 2006. The increase was primarily due to an increases of $122,000 in salaries and employee benefits, $13,000 in occupancy and equipment expense, $18,000 in data processing expense, and $53,000 other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $232,000 for the three-month period ended June 30, 2006 (an effective tax rate of 34.0%) and $272,000 (an effective tax rate of 34.6%) for the corresponding period in 2005.


Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General Operating Results. Net earnings for the six-month period ended June 30, 2006 was $961,000, or $.84 per basic and diluted share, compared to $950,000, or $.84 per basic share and diluted share, for the comparable period in 2005. The slight increase in net earnings resulted primarily from an increase net interest income, partially offset by an increase in noninterest expense.

Interest Income. Interest income increased $1.1 million to $6.3 million for the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 5.78% for the six months ended June 30, 2005 to 6.56% for the six months ended June 30, 2006 and a $12.2 million increase in average interest-earning assets outstanding for the six months ended June 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $884,000 from $1,532,000 for the six-month period ended June 30, 2005 to $2,416,000 for the six-month period ended June 30, 2006. The increase was primarily due to an increase of $13.2 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 2.06% for the six months ended June 30, 2005 to 2.98% for the comparable 2006 period. Average interest-bearing deposits increased from $136.7 million outstanding during the six months ended June 30, 2005 to $145.1 million outstanding during the comparable period for 2006.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2006 and 2005 of $28,000 and $220,000, respectively. The decrease in the provision was primarily due to less overall growth of the loan portfolio in 2006 compared to 2005. Management believes that the allowance for loan losses, which was $1,911,000 or 1.26% of gross loans at June 30, 2006 is adequate.

Noninterest Income. Noninterest income decreased $73,000 during the 2006 period. The decrease was primarily due to a decrease of $42,000 in other noninterest income.

Noninterest Expense. Noninterest expense increased by $299,000 from $2.5 million for the six-month period ended June 30, 2005 to $2.8 million for the six-month period ended June 30, 2006. The increase was primarily due to increases of $113,000 in salaries and employee benefits, $18,000 in occupancy and equipment expense, $25,000 in data processing expense, and $96,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $512,000 for the six-month period ended June 30, 2006 (an effective tax rate of 34.8%) and $488,000 (an effective tax rate of 33.9%) for the corresponding period in 2005.


Item 3. Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part 11 - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which the Holding Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Holding Company held its 2006 Annual Meeting of Shareholders on May 5, 2006.

The following directors were elected to serve a one-year term:

Charles H. Deters
Jeremy J. Deters
David A. Dizney
Robert A. Ellinor
Billy G. Gadd
Digvijay L. Gaekwad
Deborah A. Klugger
Dr. John L. Peterson
Dr. Lanford T. Slaughter
Frank E. Stafford, Jr.
Dr. Michael J. Webb

For 788,059 788,059 788,059 788,059 788,059 788,059 788,059 788,059 788,059 788,059 788,059	Against/Abstain none none none none none none none none none none none


Item 5.   Other Information

Not applicable

Item 6.   Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANCSHARES, INC. (Registrant) By: /S/ Mark A. Imes Mark A. Imes President and Chief Executive Officer (Principal Executive Officer)
By: /S/ Dennis M. Clarke Dennis M. Clarke Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 11, 2006