Form 10QSB
period 2006-09-30
Independent BancShares, Inc.
filed 2006-11-06
CIK 1357528

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
[X]	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Common stock outstanding as of September 30, 2006:

Common stock, $2.00 par value . . . . . . . . . . . . . . . . . . . . . .1,176,975 shares

Transitional Small Business Disclosure Format: Yes      No  X

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

INDEX

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	Page
Condensed Consolidated Balance Sheets - at September 30, 2006 (Unaudited) and at December 31, 2005 . . . . . . . . . . . . . . . .	2
Condensed Consolidated Statements of Earnings (Unaudited) - Three and Nine months ended September 30, 2006 and 2005 . . . . . . . . . . . . . . . . . .	3
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) - Nine months ended September 30, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . .	4
Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . .	5
Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . . . . .	6-7
Review by Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . .	8
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . .	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10-19
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Part II. OTHER INFORMATION
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . .	20
Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At September 30, 2006 (unaudited)	At December 31, 2005
Assets
Cash and due from banks	$ 5,346	4,814
Interest-earning deposits	185	193
Federal funds sold	3,682	3,261
Cash and cash equivalents	9,213	8,268
Securities available for sale	41,241	34,652
Loans, net of allowance for loan losses of $1,911 and $1,877	149,036	144,532
Accrued interest receivable	933	836
Premises and equipment, net	7,924	7,145
Federal Home Loan Bank stock	935	889
Federal Reserve Bank stock	237	234
Deferred tax asset	859	915
Other assets	331	277
Total assets	$210,709	197,748
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$ 23,503	24,414
NOW, money-market and savings deposits	79,386	78,290
Time deposits	74,176	61,923
Total deposits	177,065	164,627
Federal Home Loan Bank advances	12,000	12,000
Notes payable	-	1,783
Other borrowings	4,677	3,225
Accrued interest payable	258	244
Other liabilities	829	1387
Total liabilities	194,829	183,266
Stockholders' equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,176,975 and 1,119,791 shares issued and outstanding
	2,354	2,240
Additional paid in capital	7,516	5,936
Retained earnings	6,325	6,782
Accumulated other comprehensive loss	(315)	(476)
Total stockholders' equity	15,880	14,482
Total liabilities and stockholders' equity	$ 210,709	197,748

See accompanying Notes to Condensed Consolidated Financial Statements

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$ 2,843	2,572	8,324	7,104
Securities	367	270	984	862
Other	136	70	309	118
Total interest income	3,346	2,912	9,617	8,084
Interest expense:
Deposits	1,322	751	3,380	2,014
Borrowings	239	187	596	455
Total interest expense	1,561	938	3,976	2,469
Net interest income	1,785	1,974	5,641	5,615
Provision for loan losses	13	63	41	282
Net interest income after provision for loan losses	1,772	1,911	5,600	5,333
Noninterest income:
Service charges on deposit accounts	119	132	349	386
Net gain on sale of securities available for sale	-	-	-	8
Other	120	123	379	424
Total noninterest income	239	255	728	818
Noninterest expense:
Salaries and employee benefits	919	736	2,518	2,221
Occupancy and equipment	156	155	470	449
Data processing	88	63	239	189
Stationery and supplies	38	26	117	79
Advertising and business development	53	54	171	151
Other	377	222	960	714
Total noninterest expense	1,631	1,256	4,475	3,803
Earnings before income taxes	380	910	1,853	2,348
Income taxes	118	322	629	810
Net earnings	$ 262	588	1,224	1,538
Earnings per share - basic	$ 0.22	0.50	1.04	1.31
Cash dividends per share	$ -	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2006 and 2005
($ in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income
	Shares	Par Amount				Total Stockholders' Equity
Balance, December 31, 2004	1,112,310	2,225	$5,836	4,607	(242)	12,426
Comprehensive Income: Net earnings (unaudited)	-	-	-	1,538	-	1,538
Change in unrealized loss on securities available for sale, net of tax (unaudited)	-	-	-	-	(85)	(85)
Comprehensive income (unaudited)						1,453
Proceeds from shares issued in connection with purchases under the Employee Stock Purchase Plan (unaudited)	6,808	14	99	-	-	113
Balance, June 30, 2005 (unaudited)	1,119,118	2,239	5,935	6,145	(327)	13,992
Balance, December 31, 2005	1,119,791	2,240	5,936	6,782	(476)	14,482
Comprehensive Income: Net earnings (unaudited)	- -	- -	- -	1,224	- -	1,224
Change in unrealized loss on securities available for sale, net of tax (unaudited)	- -	- -	- -	- -	(161)	(161)
Comprehensive income (unaudited)						1,385
Proceeds from shares issued in connection with purchases under the Employee Stock Purchase Plan (unaudited)	1,373	2	18	- -	- -	20
5% stock dividend (unaudited)	55,811	112	1,562	(1,674)	- -	- -
Cash paid in lieu of fractional shares (unaudited)	- -	- -	- -	(7)	- -	(7)
Balance, September 30, 2006 (unaudited)	1,176,975	2,354	$7,516	6,325	(315)	15,880

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$ 1,224	1,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	176	196
Provision for loan losses	41	282
Deferred income tax benefit	-	(142)
Net amortization of premiums and discounts on securities	182	257
Net gain on sale of securities available for sale	-	8
Net increase in accrued interest receivable	(97)	(108)
Net decrease in other assets	(54)	(19)
Net increase (decrease) in accrued interest payable and other liabilities	14	(674)
Net (decrease) increase in other liabilities	(55)	1,136
Net cash provided by operating activities	928	2,474
Cash flows from investing activities:
Purchase of securities available for sale	(13.027)	(8,589)
Maturities, sales, and principal repayments of securities available for sale	6,473	12,763
Loans originated, net of principal repayments	(4,545)	(23,714)
Purchase of premises and equipment	(955)	(1,989)
Purchase of Federal Home Loan Bank stock	(46)	(267)
Purchase of Federal Reserve Bank stock	(3)	(6)
Net cash used in investing activities	(12,103)	(21,802)
Cash flows from financing activities:
Net increase in deposits	12,438	18,275
Net increase in Federal Home Loan Bank advances	-	5,000
Principal repayments on notes payable	(1,783)	(47)
Net increase (decrease) in other borrowings	1,452	(76)
Proceeds from sale of common stock	20	113
Cash paid in lieu of fractional shares	(7)	-

Net cash provided by financing activities	12,120	23,265
Net increase in cash and cash equivalents	945	3,937
Cash and cash equivalents at beginning of period	8,268	3,318
Cash and cash equivalents at end of period	$ 9,213	7,255
Supplemental disclosures of cash flow information: Cash paid during the period for:
Interest	$ 5,979	4,416
Taxes	$ 945	895
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$ 161	(85)
Common stock dividend	$ 1,674	-

See accompanying Notes to Condensed Consolidated Financial Statements

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006 and the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

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

2.      Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Beginning balance	$1,877	1,566	1,877	1,566
Provision for loan losses	13	63	41	282
Net, (charge-offs) and recoveries	(2)	213	(30)	(6)
Ending balance	$1,888	1,842	1,888	1,842

     Nonaccrual and past due loans are as follows (in thousands):

	At September 30	At December 31
	2006	2005
Nonaccrual loans	$ 142	479
Past due ninety days or more, still accruing	$ -	-
	$ 142	479

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.      Loan Impairment and Loan Losses, Continued. Impaired loans are as follows (in thousands):

	At September 30, 2006	At December 31, 2005
Gross loans with a related allowance for loan loss recorded	$ 141	$ 131
Less: Allowance on these loans	(71)	(20)
Net investment in impaired loans	$ 70	$111

There was no interest collected or recognized on impaired loans during the three months ended September 30, 2006 or 2005.

3.      Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,176,975 shares and 1,175,390 shares during the three-month periods ended September 30, 2006 and 2005, respectively and 1,176,666 and 1,173,508 during the nine-month periods ended September 30, 2006 and 2005, respectively. There is no dilution to basic earnings per share because the Company does not have any common stock equivalents. All per share amounts reflect the 5% stock dividend paid in April 2006.

4.      Regulatory Capital.  The Company is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2006 of the Company's actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	7.68%	10.00%
Tier I capital to risk-weighted assets	12.00%	6.00%
Tier I capital to total assets - leverage ratio	13.40%	5.00%

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Independent BancShares, Inc.
Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Independent BancShares, Inc. and Subsidiary (the "Company") as of September 30, 2006, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company's management.

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

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
October 17, 2006

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

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

General

Independent BancShares, Inc. (the "Holding Company") owns 100% of the outstanding common stock of Independent National Bank (the "Bank") (collectively, the, "Company"). The Holding Company's primary business activity is the operation of the Bank. Effective June 21, 2006, the Holding Company registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and has thus become subject to the reporting requirements applicable under the Exchange Act. As a fully reporting company, our common stock has very recently begun trading on the Over-the-Counter Bulletin Board under the symbol "IBFL".

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

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

Liquidity and Capital Resources

The Company's primary source of cash during the nine months ended September 30, 2006 was from net increase in deposits of $12.4 million and from maturities, sales and principal repayments on securities available for sale of $6.5 million. Cash was used primarily to fund loans, net of principal repayments of $4.5 million and to purchase investments of $13.0 million. At September 30, 2006, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Commitments to extend credit, including lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company generally holds collateral supporting these commitments.

A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at September 30, 2006 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$ 16,375
Commitments to extend credit	$ 5,409
Standby letters of credit	$ 812

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Average equity as a percentage of average assets	7.41%	7.73%	6.94%
Total equity to total assets at end of period	7.54%	7.32%	7.00%
Return on average assets (1)	.80%	1.13%	1.08%
Return on average equity (1)	10.76%	14.56%	15.54%
Noninterest expense to average assets (1)	2.92%	2.62%	2.67%
Nonperforming loans to total loans at end of period (2)	0.09%	0.33%	0.62%

  Annualized for the six months ended September 30, 2006 and 2005.

  Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Results of Operations

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans(1)	$ 148,324	2,843	7.67%	$ 144,593	2,572	7.12%
Securities	36,809	367	3.99	34,100	270	3.17
Other interest-earning assets(2)	7,145	136	7.61	6,125	70	4.57
Total interest-earning assets	192,278	3,346	6.96	184,818	2,912	6.30
Noninterest-earning assets	16,058			14,365
Total assets	$208,336			$199,183
Interest-bearing liabilities:
Savings, NOW and money-market deposits	78,381	472	2.41	74,205	191	1.03
Time deposits	72,794	850	4.67	69,360	560	3.23
Subtotal deposits	151,175	1,322	3.50	143,565	751	2.09
Borrowed funds	17,015	239	5.62	17,611	187	4.25
Total interest-bearing liabilities	168,190	1,561	3.71	161,176	938	2.33
Noninterest-bearing deposits	23,596			22,620
Noninterest-bearing liabilities	976			1,598
Stockholders' equity	15,574			13,789
Total liabilities and stockholders' equity	$208,336			$199,183
Net interest income		$1,785			$1,974
Interest-rate spread			3.25%			3.98%
Net interest margin			3.71%			4.27%
Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.15

  Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.

  Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans(1)	$ 148,132	8,324	7.49%	$ 136,776	7,104	6.93%
Securities	34,713	984	3.78	36,828	862	3.12
Other interest-earning assets (2)	6,314	309	6.53	4,051	118	3.88
Total interest-earning assets	189,159	9,617	6.78	177,655	8,084	6.07
Noninterest-earning assets	15,373			12,399
Total assets	$204,532			$190,054
Interest-bearing liabilities:
Savings, NOW and money-market deposits	78,990	1,261	2.13	74,330	516	0.93
Time deposits	67,784	2,119	4.17	64,105	1,498	3.12
Subtotal deposits	146,774	3,380	3.07	138,435	2,014	1.94
Borrowed funds	16,913	596	4.70	14,924	455	4.07
Total interest-bearing liabilities	163,687	3,976	3.24	153,359	2,469	2.15
Noninterest-bearing deposits	24,480			21,990
Noninterest-bearing liabilities	1,201			1,507
Stockholders' equity	15,164			13,198
Total liabilities and stockholders' equity	$204,532			$190,054
Net interest income		$5,641			$5,615
Interest-rate spread			3.54%			3.92%
Net interest margin (2)			3.98%			4.21%
Ratio of interest-earning assets to interest-bearing liabilities		1.16		1.16

  Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.

  Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General Operating Results. Net earnings for the quarter ended September 30, 2006 declined to $262,000 or $0.22 per basic and diluted share from $588,000 or $0.50 per basic share for the quarter ended September 30, 2005. The decline in net earnings is the result of the following events:

  The compression in net interest margin due to the flattening of the yield curve, which resulted in a decrease of $189,000 in net interest income.

  An increase in noninterest expense due to the opening of the new 14th Street office. The new offices positive effect on earnings, will not be felt until the office is given the opportunity to mature and reach a profitable asset size.

  An increase in compensation expense of $183,000 due to the opening of the 14th Street banking office and an increase in the number of employees due to the overall growth of the bank.

Interest Income. Interest income increased $434,000 to $3.3 million for the three-month period ended September 30, 2006, compared to the three-month period ended September 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 6.3% for the three months ended September 30, 2005 to 6.96% for the three months ended September 30, 2006 and a $7.5 million increase in average interest-earning assets outstanding for the three months ended September 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $623,000 from $938,000 for the three-month period ended September 30, 2005 to $1.6 million for the three-month period ended September 30, 2006. The increase was primarily due to an increase of $7.0 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 2.33% for the three months ended September 30, 2005 to 3.71% for the comparable 2006 period. Average interest-bearing deposits increased from $143.6 million outstanding during the three months ended September 30, 2005 to $151.2 million outstanding during the comparable period for 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2006 and 2005 of $13,000 and $63,000, respectively. The decrease in the provision was primarily due to the improvement in the quality of the loan portfolio. Management believes that the allowance for loan losses, which was $1,888,000 or 1.25% of gross loans at September 30, 2006 is adequate.

Noninterest Income. Noninterest income decreased $16,000 during the 2006 period. The decrease was primarily due to a decrease of $13,000 in service charges on deposit accounts.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005, Continued

Noninterest Expense. Noninterest expense increased by $375,000 from $1.3 million for the three-month period ended September 30, 2005 to $1.6 million for the three-month period ended September 30, 2006. The increase was primarily due to an increases of $183,000 in salaries and employee benefits, and $155,000 in other noninterest expense, all related to the overall growth of the Company and the opening of a new banking office.

Income Taxes. The income tax expense was $118,000 for the three-month period ended September 30, 2006 (an effective tax rate of 31.1%) and $322,000 (an effective tax rate of 35.4%) for the corresponding period in 2005.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General Operating Results. Net earnings for the nine-month period ended September 30, 2006 was $1,224,000 or $1.04 per basic and diluted share compared to $1,528,000, or $1.31 per basic share and diluted share for the comparable period in 2005. The decline in net earnings is the result of the following events:

  An increase in noninterest expense due to the opening of the opening of the new 14th Street office. The new offices positive effect on earnings, will not be felt until the office is given the opportunity to mature and reach a profitable asset size.

  An increase in compensation expense of $297,000 due to the opening of the 14th Street banking office and an increase in the number of employees due to the overall growth of the bank.

  The Company has incurred approximately $100,000 in professional fees associated with its registration with the SEC.

Interest Income. Interest income increased $1.5 million to $9.6 million for the nine-month period ended September 30, 2006, compared to the nine-month period ended September 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 6.07% for the nine months ended September 30, 2005 to 6.78% for the nine months ended June 30, 2006 and a $11.5 million increase in average interest-earning assets outstanding for the nine months ended September 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $1.5 million from $2,469,000 for the nine-month period ended September 30, 2005 to $3,976,000 for the nine-month period ended September 30, 2006. The increase was primarily due to an increase of $10.3 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 2.15% for the nine months ended September 30, 2005 to 3.24% for the comparable 2006 period. Average interest-bearing deposits increased from $138.4 million outstanding during the nine months ended September 30, 2005 to $146.8 million outstanding during the comparable period for 2006.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2006 and 2005 of $41,000 and $282,000, respectively. The decrease in the provision was primarily due to less overall growth in the loan portfolio in 2006 compared to 2005. Management believes that the allowance for loan losses, which was $1,888,000 or 1.25% of gross loans at September 30, 2006 is adequate.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005, Continued

Noninterest Income. Noninterest income decreased $90,000 during the 2006 period. The decrease was primarily due to a decrease of $45,000 in other noninterest income and $37,000 in service charges on deposit accounts.

Noninterest Expense. Noninterest expense increased by $672,000 from $3.8 million for the nine-month period ended September 30, 2005 to $4.5 million for the nine-month period ended September 30, 2006. The increase was primarily due to increases of $297,000 in salaries and employee benefits, $21,000 in occupancy and equipment expense, $50,000 in data processing expense, and $246,000 in other noninterest expense, all related to the overall growth of the Company and the opening of a new banking office.

Income Taxes. The income tax benefit was $629,000 for the nine-month period ended September 30, 2006 (an effective tax rate of 33.9%) and $810,000 (an effective tax rate of 34.5%) for the corresponding period in 2005.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

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

Part II - OTHER INFORMATION

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
Date: November 3, 2006