Form 10QSB/A
period 2006-09-30
Independent BancShares, Inc.
filed 2006-12-08
CIK 1357528

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
Amendment No. 1
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

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$ 1,224	1,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	176	196
Provision for loan losses	41	282
Deferred income tax benefit	-	(142)
Net amortization of premiums and discounts on securities	182	257
Net gain on sale of securities available for sale	-	8
Net increase in accrued interest receivable	(97)	(108)
Net decrease in other assets	(54)	(19)
Net increase (decrease) in accrued interest payable and other liabilities	14	(674)
Net (decrease) increase in other liabilities	(558)	1,136
Net cash provided by operating activities	928	2,474
Cash flows from investing activities:
Purchase of securities available for sale	(13.027)	(8,589)
Maturities, sales, and principal repayments of securities available for sale	6,473	12,763
Loans originated, net of principal repayments	(4,545)	(23,714)
Purchase of premises and equipment	(955)	(1,989)
Purchase of Federal Home Loan Bank stock	(46)	(267)
Purchase of Federal Reserve Bank stock	(3)	(6)
Net cash used in investing activities	(12,103)	(21,802)
Cash flows from financing activities:
Net increase in deposits	12,438	18,275
Net increase in Federal Home Loan Bank advances	-	5,000
Principal repayments on notes payable	(1,783)	(47)
Net increase (decrease) in other borrowings	1,452	(76)
Proceeds from sale of common stock	20	113
Cash paid in lieu of fractional shares	(7)	-

Net cash provided by financing activities	12,120	23,265
Net increase in cash and cash equivalents	945	3,937
Cash and cash equivalents at beginning of period	8,268	3,318
Cash and cash equivalents at end of period	$ 9,213	7,255
Supplemental disclosures of cash flow information: Cash paid during the period for:
Interest	$ 5,979	4,416
Taxes	$ 945	895
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$ 161	(85)
Common stock dividend	$ 1,674	-

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

4.      Regulatory Capital.  The Company is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2006 of the Company's actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	11.72%	10.00%
Tier I capital to risk-weighted assets	10.49%	6.00%
Tier I capital to total assets - leverage ratio	7.68%	5.00%

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
Date: December 8, 2006, 2006