Form 10KSB
period 2006-12-31
Independent BancShares, Inc.
filed 2007-03-30
CIK 1357528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-KSB
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-59120

INDEPENDENT BANCSHARES, INC.
(Name of Small Business Issuer as Specified in Its Charter)
Florida (State or Other Jurisdiction of Incorporation or Organization)	59-2869407 (I.R.S. Employer Identification No.)
60 Southwest 17th Street Post Office Box 2900 Ocala, Florida (Address of Principal Executive Offices)	34478-2900 (Zip Code)

Issuer's Telephone Number, Including Area Code: (352) 622-2377

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
    Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $2.00 Par Value

    Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   [  ]

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No [X]

     State issuer's revenues for its most recent fiscal year: $13,977,000.

     The aggregate market value of the issuer's Common Stock held by non-affiliates (681,001 shares) on March 5, 2007, was approximately $16,684,525. Such value was computed by reference the closing price of the Common Stock on such date on the Over-the-Counter Bulletin Board inter dealer trading system ("OTCBB") of $24.50 per share. For the purpose of this determination, directors, officers and holders of 10% or more of the issuer's Common Stock were considered affiliates of the issuer at that date.

     As of March 5, 2007, there were issued and outstanding 1,176,975 shares of the issuer's Common Stock.

Transitional Small Business Disclosure Format: Yes ___ No [X]

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 9, 10, 11, 12 and 14) is incorporated by reference from Registrant's definitive proxy statement to be filed for the Company's 2007 Annual Meeting of shareholders.

FORWARD-LOOKING STATEMENTS

     This Report may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements use the words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions, about plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Bank (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.

PART I.
ITEM 1.	DESCRIPTION OF BUSINESS
A.	The Company

       Independent BancShares, Inc. (the "Company") was incorporated on November 12, 1987 as a Florida corporation and is headquartered in Ocala, Florida. The Company is qualified as a bank holding company under the Bank Holding Company Act of 1956 and supervised and regulated by the Board of Governors of the Federal Reserve System. The Company was formed for the purpose of acting as a one-bank holding company, with Independent National Bank (the "Bank") being its only bank subsidiary. The Company owns all of the outstanding shares of the Bank, a nationally-chartered bank located in Ocala and conducting business from five branches in Marion and Sumter Counties, Florida.

       Effective June 21, 2006, the Company registered, by filing on SEC Form 10-SB, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsequently, in August 2006, the Common Stock began trading on the OTCBB under the symbol "IBFL." In January 2007, the Company purchased the assets of HKH Financial Center, Inc., an investment advisory firm. HKH is registered with the National Association of Securities Dealers ("NASD") and operates under a product and brokerage agreement with Raymond James Financial Services, Inc. In each of March 2006 and 2007, the Company paid a 5% stock dividend.

       We will provide, upon request and at no cost, paper or electronic copies of the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(g) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission ("SEC"). Request should be directed to:

Dennis M. Clarke, Chief Financial Officer
60 Southwest 17th Street
Post Office Box 2900
Ocala, Florida 34478-2900
DClarke@inatbank.com

B.	The Bank

       1.   General.

       The Bank commenced banking operations in Ocala, Florida, on October 1, 1988. The Bank is nationally-chartered and operates from five full-service banking offices. The main office and operations center is at 60 Southwest 17th Street in Ocala, Marion County, Florida (the "Main Office").

       Marion County is one of the fastest growing areas in the country. The current population is approximately 315,000, with the medial age estimated at 44 years. Agriculture, citrus groves, timber and cattle were the foundation for the area's economy. Although these sectors are still important factors in the growth of its economy, the breeding of horses, tourism, business development and health care and social assistance contribute most significantly to such growth.

       Sumter County is home to The Villages retirement communities and has a population of over 60,000, with retail, food and accommodations, health care and manufacturing as its primary businesses.

       2.  Services Offered by the Bank.

       The Bank offers a full range of commercial banking services to individual, professional and business customers in its primary service area. These services include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates are at rates competitive with those offered in the primary service area. Customer deposits with the Bank are insured to the maximum extent provided by law through the FDIC. The Bank issues credit cards through a third party and acts as a merchant depository for cardholder drafts under both Visa and MasterCard. It offers night depository and bank-by-mail services and sells travelers checks issued by an independent entity and cashiers checks. The Bank does not offer trust and fiduciary services presently and will rely on trust and fiduciary services offered by correspondent banks until it determines that it is profitable to offer these services directly.

       Customers of the Bank have access to their accounts via the Internet. Currently, these Internet-enabled services include giving the customers the ability to check account balances, transfer funds between accounts and pay bills. The Bank is in the process of making changes to the system with the view to enhancing its Internet banking offerings. It is estimated that, within the next six months, the Bank's Internet-enabled system will also allow customers to view images of deposit slips and checks cleared the very next day after making the deposit or the clearing of the check.

       The Bank also offers merchant services to retail and other business customers. These services, which are intended to be "value added" to the customer, consist of the Bank's personnel assisting retail store owners in selecting debit/credit cash registers and training the store personnel to use these systems. In each case, the Bank acquires the register and resells it to the store owner at a reasonable markup. The profit realized on resale of the registers and the fees charged for the training are intended to become an alternative source of additional non-interest income in the future.

       The Bank seeks to attract deposits from businesses and the general public and uses those deposits, together with borrowings and other sources of funds, to originate and purchase loans. It offers a full range of short and medium-term commercial, consumer and real estate loans. The Bank attempts to react to prevailing market conditions and demands in its lending activities, while avoiding excessive concentrations of any particular loan category. The Bank has a loan approval process that provides for various levels of officer lending authority. When a loan amount exceeds an officer's lending authority, the loan may be approved by two officers combining their lending authority. Ultimate lending authority rests with the Finance Committee of the Board of Directors.

       The risk of nonpayment of loans is inherent in making all loans. However, management carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures that are established for each category of loan prior to beginning operation. In determining whether to make a loan, management considers the borrower's credit history, analyzes the borrower's income and ability to service the loan and evaluates the need for collateral to secure recovery in the event of default.

       Commercial lending activities are directed principally toward businesses whose demand for funds will fall within the Bank's anticipated lending limit. These businesses include small to medium-size professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in and around the primary service area. The types of loans provided include principally term loans with fixed and variable interest rates secured by equipment and real estate, as well as secured and unsecured working capital lines of credit. Repayment of these loans is dependent upon the financial success of the business borrower. Personal guarantees are obtained from the principals of business borrowers and/or third parties to further support the borrower's ability to service the debt and reduce the Bank's risk of nonpayment.

       Commercial real estate lending is oriented toward short-term interim loans and construction loans. The Bank also originates variable-rate residential and other mortgage loans for its own account and both variable and fixed-rate residential mortgage loans for resale. The residential loans are secured by first mortgages on one-to-four family residences in the primary service area. Loans secured by second mortgages on a borrower's residence are also made.

       Consumer lending is made on a secured or unsecured basis and is oriented primarily to the requirements of the Bank's customers, with an emphasis on automobile financing, home improvements, debt consolidation and other personal needs. Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance is dependent upon the borrower's continued financial stability and are, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Various Federal and state laws, including Federal and state bankruptcy and insolvency laws, also limit the amount that can be recovered.

       The primary assets of the Bank consist of its loan portfolio and investment accounts. Consistent with the requirements of prudent banking necessary to maintain liquidity, the Bank seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Generally, loans are limited to less than 85% of deposits and capital funds; however, this ratio may be exceeded from time to time during periods of high loan demand. The Bank's investment account consists primarily of marketable securities of the United States government, Federal agencies and state and municipal governments, generally with varied maturities.

       The Bank's investment policy provides for a portfolio divided among issues purchased to meet one or more of the following objectives:

  to complement strategies developed in assets/liquidity management, including desired liquidity levels;

  to maximize after-tax income from funds not needed for day-to-day operations and loan demand; and

  to provide collateral necessary for acceptance of public funds.

       This policy allows the Bank to deal with seasonal deposit fluctuations and to provide for basic liquidity consistent with loan demand and, when possible, to match maturities with anticipated liquidity demands. Longer term securities are sometimes selected for a combination of yield and exemption from Federal income taxation when appropriate. Deposit accounts represent the majority of the liabilities of the Bank. These include savings accounts, transaction accounts and time deposits.

       The Bank derives its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and miscellaneous fees and service charges. Its principal expenses are interest expense on deposits and operating expenses. The funds for these activities are provided principally by operating revenues, deposit growth, purchase of Federal funds from other banks, repayment of outstanding loans and sale of loans and investment securities.

       3.  Critical Accounting Policies

       The Company's financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

       A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

       The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans, an allowance is established when the discounted cash flows or the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate, construction and land development loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent

     Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer or residential loans for impairment disclosures.

       The allowance for loan losses is also discussed as part of "Management's Discussion and Analysis - Financial Condition" and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

       4.  Loan Activities

       General. The Bank's primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2006, the net loan portfolio totaled $150 million, or 70% of total assets.

       Loan Underwriting. Loan activities are subject to underwriting standards and loan origination procedures prescribed by the Bank's Board of Directors and management. Loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. The Bank's loan policy for real estate loans requires that collateral be appraised by an independent, outside appraiser approved by the Board of Directors.

       The Bank has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. These procedures include an annual review of all commercial credit relationships over $100,000. Loans over $750,000 require approval by the Finance Committee or the Board of Directors. Other types of loans have lower dollar limits for loan officer approval. The Board of Directors reviews the list of all new and renewed loans on a monthly basis.

       General Loan Policies. For real estate loans the Bank's policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Most real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

       The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential mortgage loan. However, if the amount of a conventional, first mortgage residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 89% of the appraised value or of the purchase price, whichever is less, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 89% of the value of the property. The Bank will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 90% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 80%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or construction/permanent financing, the Bank will generally lend up to 80% of the appraised value of the property on an "as completed" basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equal or exceed the appraised value of the collateral property.

       Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

       Commercial Real Estate Loans. Commercial real estate loans are secured primarily by owner-occupied office, industrial and retail business properties located in our market area. Commercial real estate loans may be for an amortization term of up to 25 years, with interest rate resets at three to five year intervals and maturities generally of three to nine years. The Bank does not usually offer longer term (10-15 years) fixed-rate commercial real estate loans.

       Commercial and multi-family real estate loans are originated with a loan-to-value ratio not exceeding 80%. Loans secured by this type of collateral will continue to be a part of the Bank's future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

       Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment.

       Residential Loans. The Bank currently originates fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. The residential ARM loans currently being offered have interest rates that are fixed for a period of one, three or five years. After the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of the Bank's ARM loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. The Bank may offer ARM loans with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and the Bank's interest rate risk management goals. While the initial rate on ARM loans may be below a fully indexed rate, the loan is always underwritten based on the borrower's ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

       ARM loans reduce the risks to the Bank concerning changes in interest rates, but involve other risk because as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. Marketability of real estate loans is also affected by the level of interest rates.

       Most of the Bank's fixed rate home loans are originated for 30-year amortization terms; the Bank generally sells such fixed-rate loans. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan. These loans are originated in compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as Fannie Mae. Fixed-rate home loans include a "Due on Sale" clause which provides the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. The "Due on Sale" provision is generally enforced.

       Consumer Loans. The Bank makes various types of consumer loans, including automobile and boat loans, but primarily home equity loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between the Bank's average loan yield and its cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce or illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. The Bank's belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, it intends to continue to increase its investment in these types of loans.

       Income from Loan Activities. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in the Bank's primary service area.

       Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards the total amount of such fees cannot be recognized as income immediately, rather, all fees are deferred along with certain costs and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time.

       Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, the Bank's loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. The Bank will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

       A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual, are recorded as a reduction of principal as long as doubt exists as to collection.

       If foreclosure is required, when completed, the property would be sold at a public auction in which the Bank will generally participate as a bidder. If it is the successful bidder, the acquired real estate property is then included in the other real estate owned "OREO" account until it is sold. The Bank is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

       Provision for Losses on Loans. Commercial banks are required to review and when appropriate classify their assets on a regular basis. The FDIC and OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified as substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

       The allowance for loan loss reserve is a "contra-asset" account established by recording a provision for loan loss expense which is charged against income. Loans are charged against the loan loss reserve when the Bank believes that the collectibility of the principal is unlikely. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While the Bank uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

       5.  Deposit Activities.

       Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 56% of the Bank's total deposits at December 31, 2006. Approximately 44% of the Bank's deposits at December 31, 2006 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 19% of the Bank's total deposits at December 31, 2006. The majority of the deposits of the Bank are generated from the city of Ocala and Marion County.

       6.  Investments.

       The Bank invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities, municipal bonds, and federal funds sold. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

       With respect to the Bank's investment portfolio, the Bank's total portfolio may be invested in U.S. Treasury and general obligations of its agencies and bank-qualified municipal securities because such securities generally represent a minimal investment risk. Occasionally, the Bank may purchase certificates of deposit of national and state banks. Mortgage-backed securities generally have a shorter life than the stated maturity. Federal funds sold is the excess cash the Bank has available over and above daily cash needs. Daily surplus funds are invested in the federal funds market on an overnight basis with approved correspondent banks.

       The Bank monitors changes in financial markets. In addition to investments for its portfolio, the Bank monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. The Bank attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Bank needs cash, or economic conditions change to a more favorable rate environment.

       7.  Correspondent Banking.

       Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, the sale or purchase of federal funds, security safekeeping, investment services, coin and currency supplies, and liquidity and sales of loans to or participation with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit.

       8.  Competition.

       Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of higher population concentrations such as Marion and Sumter County, with 170 residents per square mile. The Bank's competitors include institutions, including bank holding companies, such as Sun Trust, Bank of America, Wachovia, AmSouth Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks, and are able to offer a broader range of products and services than the Bank can offer.

       The primary factors in competing for deposits are service, convenience, interest rates, the range of financial services offered, and the flexibility of office hours. The primary factors in competing for loans include service, timely responses, local decision making, interest rates, loan fees, and flexible terms. The Bank competes for deposits by offering a variety of deposit programs geared to potential customers. By developing strong ties in the local community and providing a high quality of personal banking services to families, professionals, retirees, and owner-operated businesses, with an emphasis on flexibility and timely responses to customer demands, management believes that the Bank can successfully compete in the market for deposits.

       With respect to loans, the Bank has placed an emphasis on originating commercial real estate, commercial and consumer loans. The Bank has targeted the entrepreneurs with small to medium-sized businesses and local professionals as its potential customer base, as the large out-of-state financial institutions, which have acquired several local banks, continue to shift the focus of the acquired banks away from these business opportunities. The Bank also originates and sells residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

       9.  Personnel.

       At December 31, 2006, the Company had 72 full-time employees, 6 part-time employees, and 75 full-time equivalents. The employees are not represented by any collective bargaining group. The Bank believes that its relations with its employees are good.

       Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in the Bank's geographic market area.

       10.  Effect of Governmental Policies.

       The earnings and business of the Bank are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

       11.  Supervision and Regulation.

       The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to the Company and the Bank. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

The Company

       General. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company's activities on a continual basis. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

       Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

  acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

  merge or consolidate with another bank holding company; or

  acquire substantially all of the assets of any additional banks.

       Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

       The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

       Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 2004 (the "Modernization Act"), enacted on November 12, 2004, amended the BHC Act and:

  allows bank holding companies that qualify as "financial holding companies" to engage in a substantially broader range of non-banking activities than was permissible under prior law;

  allows insurers and other financial services companies to acquire banks;

  allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

  removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

  establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

       If the Company, which has not obtained qualification as a "financial holding company," were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company's banking subsidiaries were to cease to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company's ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the "CRA"), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be "financial in nature", including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

       Transactions with Affiliates. The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

       Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

       Source of Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

       Federal law also authorizes the OCC to order an assessment of the Company if the capital of the Bank were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company's stock in the Bank to cover the deficiency.

       Subsidiary Dividends. The Company is a legal entity separate and distinct from the Bank. A major portion of the Company's cash flows results from amounts paid as dividends to the Company by the Bank. The OCC's prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

       In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

       As a bank holding company, the Company will be required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

       Federal Securities Laws. As a publicly traded company with its shares of Common Stock registered under the Exchange Act, the Company is required to file periodic public disclosure reports with the SEC, and the regulations promulgated thereunder.

       Form 10-KSB is an annual report that must contain a complete overview of the Company's business, financial, management, regulatory, legal, ownership and organizational status. The Company must file Form 10-KSB by March 31st of each year.

       Similarly, a Form 10-QSB, must contain information concerning the Company on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any matters to a vote of security holders, must also be reported on Form 10-QSB.

The Bank

       General. The Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareholders of the Company or the Bank.

       Community Reinvestment Act. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

       Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

       Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

       Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank's state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

       Florida has "opted in" to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Florida law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Florida financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Florida may not establish de novo branches in Florida.

       Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Adequacy

       Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

       The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

       The FDIC, the OCC and the Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies and banks and bank holding companies seeking to expand, however, are required to maintain leverage ratios of at least 4% to 5%.

       The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

       The following table reflects the capital thresholds that are now required for all FDIC insured depository institutions:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4%
Undercapitalized (2)	< 8%	< 4%	< 4% (3)
Significantly Undercapitalized (2)	< 6%	< 3%	< 2%
Critically Undercapitalized (2)	--	--	--

(1) An institution must meet all three minimums.

(2) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(3) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

       Based upon the above regulatory ratios, the Bank is considered to be well capitalized.

       In order to comply with FDICIA, the Federal Reserve Board and the FDIC adopted a final rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. The FDICIA implements both the capital standards and the safety and soundness standards which were designed to bolster and protect the deposit insurance fund.

Other Laws and Regulations

       International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "IMLAFA") and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

       Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person's identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution's liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

       Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "SOA") was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

       The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

       Privacy. Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

       Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company's financial condition or results of operation.

ITEM 2.	DESCRIPTION OF PROPERTY

       The following table sets forth information with respect to the Bank's retail banking offices as of December 31, 2006.

Location	Owned/Leased	Condition
Main 60 S.W. 17th Street Ocala, Florida 34474	Owned	Good
Highway 200 Office 7755 S.W. 65th Avenue Road Ocala, Florida 34476	Owned	Good
Belleview Office 10990 U.S. Hwy 441 S.E. Belleview, Florida 34420	Owned	Good
Tri-County Office 13891 Hwy 441 N. Lady Lake, Florida 32159	Owned	Good
14th Street Office 3510 NE 14th Street Ocala, Florida 34471	Owned	Good

       All of the branches are owned free and clear by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

       There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II.
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES

       As of March 15, 2007, the Company had approximately 497 shareholders of record and 1,235,823 646 shares of Common Stock outstanding. As of such date, no shares of Common Stock were subject to outstanding options or warrants, or securities convertible into common equity of the Company. Since August 2006, the Company's common stock has been traded on the OTCBB under the symbol "IBFL." The following table sets forth the range of high and low bid information for the last two quarters of 2006 (adjusted for the 5% stock dividend), as reported by Bloomberg.com:

Quarter ended	High	Low
September 30	28.98	28.50
December 31	28.98	23.80

       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

       Effective on March 15, 2007, the Company paid a 5% stock dividend on the Common Stock. The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 2006. The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years unless prior regulatory approval is received. Accordingly, while the Bank has established a pattern of paying dividends to the Company in recent years, there can be no assurance that its ability to pay dividends in the future will continue.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
A.	Selected Financial Data

       The following table presents selected financial data for the Company for each of the three years ended December 31, 2006, 2005 and 2004. The data should be read in conjunction with the Bank's financial statements, including the related notes, included elsewhere herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	At or For the Year Ended December 31,
	2006	2005	2004
Selected Balance Sheet Data:
Total assets	$ 214,617	197,748	174,637
Cash and cash equivalents	12,277	8,268	3,318
Securities available for sale	40,996	34,652	40,396
Loans, net	149,985	144,532	123,569
Deposit accounts	179,486	164,627	148,557
Stockholders' equity	16,161	14,482	12,426

Selected Operating Data:
Total interest income	12,997	11,118	9,296
Total interest expense	5,611	3,479	2,436
Net interest income	7,386	7,639	6,860
Provision for loan losses	58	297	358
Net interest income after provision for loan losses	7,328	7,342	6,502
Noninterest income	980	1,052	1,039
Noninterest expenses	6,026	5,062	4,835
Net earnings	1,549	2,175	1,872

Per Share Data(1):
Basic earnings per share	$ 1.25	1.76	1.62
Diluted earnings per share	$ 1.25	1.76	1.55
Book value per share	$ 12.453.08	11.74	10.13
Dividend payout ratio	-0-	-0-	-0-

	At or For the Year Ended December 31,
	2006	2005	2004
Selected Balance Sheet Data:
Performance Ratios:
Return on average assets (R.O.A.)	0.75%	1.12%	1.10%
Return on average equity (R.O.E.)	10.03%	16.04%	14.19%
Interest rate spread during the period	3.45%	3.91%	3.99%
Net interest margin	3.88%	4.23%	4.27%
Noninterest expense to average assets	2.91%	2.62%	2.85%

Other Ratios and Data:
Average equity to average assets	7.46%	7.00%	7.77%
Allowance for loan losses as a percentage of total loans outstanding	1.25%	1.28%	1.25%
Net (charge offs) recoveries as a percent of average loans	(0.02)%	0.01%	(0.01)%
Nonperforming loans to total loans	0.09%	0.33%	0.69%
Nonperforming loans and foreclosed real estate as a percentage of total assets	0.06%	0.24%	0.24%
Total number of full service banking offices	5	4	4
(1) All per share amounts reflect the 5% stock dividends paid in March of 2006 and 2007. 20
B.	General

       The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere herein. This registration statement contains forward-looking statements that involve risks and uncertainties. The Companys' actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include: changes in economic conditions locally and nationally, changes in interest rates, changes in competition, increased losses on loans and changes in laws effecting the Bank and financial institutions in general.

       1.     Executive Overview. As of December 31, 2006, the Company's primary asset was the Bank. Accordingly, the Company's results of operations are entirely dependent on the results of the operations of the Bank. On January 2, 2007 the Company purchased the assets of HKH Financial Center, Inc., an investment broker/dealer, for $2.0 million in cash. HKH is registered with the National Association of Securities Dealers ("NASD") and has an established product and brokerage agreement with Raymond James Financial Services, Inc. HKH Financial Center, Inc. will operate as a wholly-owned subsidiary of the Company.

       Through the Bank, the Company conducts a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Company's profitability depends most significantly on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds).

       Net interest income is dependent on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances. Net interest income is also dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-bearing assets approximate or exceed interest-bearing liabilities, any increase in interest rates generally will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands.

       The Company's profitability is also affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities. Non-interest expenses consist of compensation and benefits, occupancy related expenses (including the expenses of opening branch offices), and other operating expenses.

     2.       Trends and Developments Impacting Recent and Future Results. Certain trends emerged and developments have occurred that are important in understanding the Company's recent results and that are potentially significant in assessing future performance.

     Rising Interest Rates. During 2006, the rate of growth in the Company's loan portfolio slowed compared to prior years, which is attributable to the rising interest rate environment, and the declining housing market. Higher interest rates increased the Company's borrowing cost which resulted in a reduced Net Interest Margin, which declined to 3.87% from 4.23% in 2005. Until interest rates decline, the current level is likely to reduce the demand for loans during 2007 and beyond.

     Approximately 70% of the Bank's loan portfolio consists of commercial loans, largely secured by real estate, and another 27% consists of residential real estate loans. Moreover, approximately 48% of the commercial loans are floating rate and 75% of the residential real estate loans are floating rate. Thus, approximately 56% of the Bank's total loan portfolio is vulnerable to the potentially negative impact of increases in interest rates on floating rate borrowers. Of the Bank's total loans maturing over the next five years, 80% are due in more than one year. If rising interest rates persist, the fixed rate borrowers among them, approximately 44% of the total, might have difficulty refinancing their loans when they mature, while the floating rate borrowers, the remaining approximately 56%, might have difficulty keeping current on their loans.

       The Company continually monitors developments in interest rates and their potential impact on the Bank's loan portfolio. Management believes that the Bank's mix of fixed/floating and short/long term loans is fairly balanced. The Bank manages interest rate risks through its loan underwriting. Indeed, interest rates rose sharply during the past eighteen months yet the Bank has experienced no increases in past-dues or foreclosures. There is no assurance, however, that interest rate changes will not reduce the Bank's interest spread and cause loan write-offs.

       Possible Slowdown in Growth in the Bank's Market Area. The Bank makes loans in and takes deposits from Marion County, its primary market area. The County's growth rate slowed in late 2006. Real estate prices, land costs, impact fee expense and construction costs increased significantly during such period. Though building permits increased in 2006, activity in the market area should be slower in 2007. Also, three new banks have opened in the County. As a result, loan and deposit competition has intensified.

     On the whole, the Company believes that the underlying strength of the Marion County economy should weather easily the current slowdown. There is no assurance, however, that the Bank's earnings and growth will not be affected negatively.

      Costs of Being a Public Company. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies. The Company expects an increase in annual non-interest expense attributable to professional fees and other costs relating to its status as a public company of approximately $150,000 related to the first year of compliance with Section 404 of Sarbanes-Oxley.

C.	Liquidity and Capital Resources.

       1.     Liquidity. A national bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total non-transaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2006, the Bank significantly exceeded its regulatory liquidity requirements.

       The Bank's primary source of funds during the year ended December 31, 2006, was from:

  net deposit inflows of $14.9 million; and

  proceeds from maturities, sales and principal repayments of securities of $10.6 million

       At December 31, 2006, the Bank had undisbursed lines-of-credit and construction loans totaling $4.7 million and commitments to extend credit totaling $17.8 million.

     2.     Credit Risk. The Bank's primary business includes making commercial loans, primarily secured by commercial real estate, and to a lesser extent single family residential loans and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While underwriting guidelines and credit review procedures have been instituted to protect the Bank from avoidable credit losses, some losses will inevitably occur. At December 31, 2006, the Bank had four non-performing loans totaling $137,000 and no foreclosed real estate.

       The following table presents information regarding the Bank's total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate	$ 805	42.4%0.53%	$ 796	45.2%0.54%	$ 664	50.8%0.53%	$ 518	41.2%0.53%	$ 362	36.3%0.42%
Residential real estate	573	30.2%0.38%	566	29.0%0.39%	472	28.7%0.38%	368	33.7%0.38%	257	39.8%0.30%
Construction and Land Development	381	20.0%0.25%	376	18.9%0.26%	314	9.0%0.25%	245	9.8%0.25%	171	7.8%0.20%
Commercial	100	5.2%0.07%	98	4.4%0.07%	82	8.7%0.07%	64	11.8%0.07%	45	12.4%0.05%
Consumer	41	2.2%0.03%	40	2.5%0.03%	34	2.8%0.03%	26	3.5%0.03%	18	3.7%0.02%
Total allowance for loan losses	$ 1,899	1.0025%	$ 1,877	1.0028%	$ 1,566	1.0025%	$ 1,222	1.0025%	$ 853	1.00%
Total loans	152,030		146,567		125,260		97,770		85,251
Non performing loans	137		479		867		478		331

       The following table sets forth information with respect to activity in the Bank's allowance for loan losses (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Average loans outstanding	$ 148,809	140,152	114,885	89,837	85,258
Allowance at beginning of period	1,877	1,566	1,222	853	771
Charge-offs	(106)	-	(89)	(26)	(429)
Recoveries	70	14	75	70	62
Net (charge-offs) recoveries	(36)	14	(14)	44	(367)
Provision for loan losses charged to operating expenses	58	297	358	325	449
Allowance at end of period	1,899	1,877	1,566	1,222	853
Net (charge-offs) recoveries to average loans outstanding	(0.02)%	0.01%	-0.01%	0.05%	-0.43%
Allowance as a percent of total loans	1.25%	1.28%	1.25%	1.25%	1.00%
Allowance as a percent of nonperforming loans	1386%	392%	181%	256%	258%
Total loans at end of period	$ 152,030	146,567	125,260	97,770	85,251

       3.       Nonperforming Assets. The Bank has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. These procedures include a credit analysis for all commercial credit relationships over $100,000, with loans over $750,000 requiring approval by the Finance Committee of the Board of Directors. The Board of Directors reviews all new and renewed loans on a monthly basis. The Bank also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Bank's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit or general economic conditions.

       The Bank generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection.

       At December 31, 2006, 2005, 2004, 2003 and 2002, the Bank had $137,000, $479,000, $867,000, $478,000 and $331,000, respectively, in non-accruing loans, respectively, which were contractually past due 90 days or more.

       At December 31, 2006, 2005, 2004, 2003 and 2002, the Bank had no other non-performing assets.

       4.        Loan Portfolio Composition. Commercial real estate loans (including owner-occupied) comprise the largest group of loans in the Bank's loan portfolio, amounting to $64.5 million or 42.4% of the total loan portfolio as of December 31, 2006. Residential real estate loans comprise the second largest group, amounting to $45.8 million, or 30.2% of the total loan portfolio. Construction and land development is the third largest group, at $30.5 million, or

20.0%. Commercial and consumer loans comprise the remaining $11.3 million, or 7.4%, of total loans.

       Residential real estate loans, including second mortgage lines-of-credit, comprise the second largest group of loans in the Bank's portfolio amounting to $43 million, or 27% of the total loan portfolio as of December 31, 2006. Consumer loans consist of $10 million or 31% of the total loan portfolio.

       The following table sets forth the composition of the Bank's loan portfolio (dollars in thousands):

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate*	$ 64,466	42.4%	$ 66,196	45.2%	$ 63,598	50.8%	$ 40,295	41.2%	$ 30,971	36.3%
Residential real estate and home equity	45,838	30.2%	42,551	29.0%	35,958	28.7%	32,936	33.7%	33,971	39.8%
Construction and land development	30,475	20.0%	27,646	18.9%	11,293	9.0%	9,553	9.8%	6,617	7.8%
Commercial	7,976	5.2%	6,573	4.4%	10,953	8.7%	11,580	11.8%	10,587	12.4%
Consumer	3,275	2.2%	3,601	2.5%	3,458	2.8%	3,406	3.5%	3,159	3.7%
Subtotal	152,030	100.0%	146,567	100.0%	125,260	100.0%	97,770	100.0%	85,251	100.0%
Subtract:
Net deferred loan fees	(146)		(158)		(125)		(84)		(70)
Allowance for loan losses	(1,899)		(1,877)		(1,566)		(1,222)		853
Loans, net	$149,985		$144,532		$123,569		$ 96,464		$ 84,328

* Includes owner-occupied

       5.        Securities. According to Financial Accounting Standards No. 115, a securities portfolio is categorized as "held to maturity," "available for sale" or "trading." Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity and are carried at amortized cost. Securities available for sale represent those securities which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses being reported as a separate component of shareholders equity. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. The Bank does not maintain a trading securities portfolio.

       The following table sets forth the book value of the Bank's securities portfolio (dollars in thousands):

	Year Ended December 31,
Securities available for sale:	2006	2005	2004
U.S. Government agency securities	965	964	1,000
Mortgage-backed securities and related instruments	25,556	25,213	30,105
Municipal bonds	14,475	8,475	9,658
Total	$ 40,996	34,652	40,763

       The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio as follows (dollars in thousands):

	One Year of Less		After One Year to Five Years		After Five Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
At December 31, 2006:
Securities available for sale:
U.S. Government agency securities	$ -	- %	$ 965	4.00%	$ -	- %	$ 965	4.00%
Other securities	1,770	3.64%	2,397	3.83%	10,308	4.00%	14,475	3.93%
Mortgage-backed securities and related instruments	-	- %	728	5.16%	24,826	6.00%	25,556	5.98%
Total	$1,770	3.64%	$4,092	2.93%	$35,134	5.42%	$40,996	5.09%

       For purposes of the maturity table, mortgage-backed securities and related instruments, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. These securities may prepay earlier than their weighted-average contractual maturities because of principal prepayments.

       6.       Regulatory Capital Requirements. The Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholder's equity.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of regulatory capital (as defined in the regulations). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject (dollars in thousands).
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$ 18,1805,923	11.7%	$ 12,4426	8.0%	$ 15,557	10.0%
Tier I Capital (to Risk-Weighted Assets)	16,281	10.5%	6,223	4.0%	9,334	6.0%
Tier I Capital (to Average Assets)	168,281180	7.78.6%	8,504	4.0%	10,630	5.0%
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	18,283	11.5%	12,745	8.0%	15,931	10.0%
Tier I Capital (to Risk-Weighted Assets)	16,406	10.3%	6,372	4.0%	9,558	6.0%
Tier I Capital (to Average Assets)	16,406	8.1%	8,120	4.0%	10,149	5.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	15,645	12.0%	10,478	8.0%	13,097	10.0%
Tier I Capital (to Risk-Weighted Assets)	14,079	10.8%	5,239	4.0%	7,858	6.0%
Tier I Capital (to Average Assets)	14,079	8.0%	7,064	4.0%	8,830	5.0%

       7.        Market Risk. Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 17 to the consolidated financial statements.

       The Bank's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Bank's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Bank relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Bank's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank does not engage in trading activities.

       8.        Asset and Liability Structure. The following table sets forth certain information relating to the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2006, that are estimated to mature or are scheduled to re-price within the period shown (dollars in thousands):
	Three Months	More Than three Months to Six Months	More Than Six Months to One Year	More Than One Year to Five Years	More Than Five Years to Ten Years	Over Ten Years	Total
Loans(1))	$ 35,992	1,906	6,696	67,663	2,161	37,612	152,030
Securities available for sale (2)	409	503	859	4,092	8,647	26,486	40,996
Securities held to maturity(2)	0	0	0	0	0	0	0
Other securities (3)	6,220	- 0	0 -	0 -	0 -	1,172	7,392
Total rate-sensitive assets	42,621	2,409	7,555	71,755	10,808	65,270	200,418
Deposit Accounts(4)
Savings, NOW and money -market deposits(4)	81,005	- 0	- 0	- 0	- 0	- 0	81,005
Time deposits(4)	18,554	17,179	28,529	15,165	- 0	- 0	79,427
Other borrowings(5)	3,528	0	0	5,000	5,000	2,062	15,590
Total rate-sensitive liabilities	99,559103,087	17,179	28,529	15,16520,165	- 5,000	- 2,062	160,432176,022
GAP re-pricing differences	(56,93860,466)	(14,770)	(20,974)	516,5900	10,8085,808	65,27063,208	39,98624,396
Cumulative GAP	(56,93860,466)	(71,7085,236)	(92,68,210)	(36,09244,620)	(25,28438,812)	39,98624,396
Cumulative GAP/total assets	(26.5)%-28.2%	(33.4)%-35.1%	(43.2)%-44.8%	(16.8)%-20.8%	(11.8)%-18.1%	18.6%11.4%

_______________

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2) Securities are scheduled according to their respective repricing and maturity dates.

(3) Includes federal funds sold and interest-bearing deposits with banks and FHLB and FRB stock.

(4) Savings, NOW and money-market deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

(5) Other borrowings include Federal Home Loan bank advances, junior subordinated debentures and other borrowings.

       The following table reflects the contractual principal repayments by period of the Bank's loan portfolio at December 31, 2006 (in thousands):

	Commercial Real Estate	Residential Real Estate	Construction and Land Development	Commercial	Consumer	Total
Due within one year	11,249	1,647	14,662	2,143	678	30,339
Due after on through five years	36,459	5,859	6,726	5,485	2,562	57,091
Due after 5 years	16,758	38,334	9,085	348	35	64,560
Total	64,466	45,840	30,473	7,976	3,275	152,030

       At December 31, 2006, of the $121.6 million of loans due after one year 48% of such loans have fixed rates of interest and 52% have adjustable rates.

       Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of loans tends to increase, however, when current loan rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially higher than current loan rates.

       The Bank generally originates loans located in its primary geographical lending area in Marion and Sumer County, Florida. Loan originations by the Bank are attributable to depositors, other existing customers and advertising. The Bank's residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to investors in the secondary market.

       The following table sets forth total loans originated, sold and repaid (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Originations
Commercial	$ 27,427	51,085	63,324	21,859	15,036
Residential real estate	12,628	27,261	15,883	6,235	2,752
Consumer second mortgage and equity lines of credit	1,493	2,487	4,400	2,383	1,493
Total loans originated	41,548	80,833	83,607	30,477	19,281
Less:
Principal reductions	32,083	56,002	53,238	9,661	8,935
Loans sold	4,002	3,524	2,879	8,297	8,118
Increase in total loans	$ 5,463	21,308	27,490	12,519	2,228

       9.        Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments and borrowed funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowed funds may be used on a short-term and long-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of loans.

       Deposits are attracted principally from our primary geographic market area, Marion and Sumter County, Florida. A broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts) are offered. Certificate of deposit rates and maturities are established to match the rates and maturities of earning assets. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Commercial banking relationships have been emphasized in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set weekly by management based on a review of the Bank's funding needs, deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

       At December 31, 2006, the Bank had $70.6 million in certificates of deposits which have a weighted interest rate of 4.32%. These certificates of deposit have terms ranging from seven days to a maximum of five years. The Bank no longer offers certificate of deposit products with extended maturities.

       The following table shows the distribution of, and certain other information relating to, the Bank's deposit accounts by type (dollars in thousands):

	At December 31,
	2006		2005		2004
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$ 19,053	10.6%	$ 24,414	14.8%	$ 20,583	13.9%
Savings, NOW and money- market deposits	81,005	45.1	78,290	47.6	77,260	52.0
Subtotal	100,058	55.7	102,704	62.4	97,843	65.9
Time deposits:
0.84% - 2.99%	764	0.4	14,433	8.8	37,371	25.2
3.00% - 3.99%	6,061	3.4	28,971	17.6	8,111	5.5
4.00% - 4.99%	25,606	14.3	17,099	10.4	4,377	2.9
5.00% - 5.99%	44,700	24.9	1,420	0.9	570	0.4
6.00% - 6.99%	2,297	1.3	-	-	285	0.2
Total certificates of deposit	79,428	44.3	61,923	37.6	50,714	34.1
Total deposits (1)	$ 179,486	100.0%	$ 164,627	100.0%	$ 148,557	100.0%

(1)  The deposit portfolio does not contain a concentration from any one depositor or related group of depositors.

       Scheduled maturities of jumbo certificates ($100,000 and over) at December 31, 2006 is as follows (dollars in thousands):

Due three months or less	$ 7,257
Due over three months to six months	7,823
Due over six months to one year	13,429
Due over one year	6,469
Total	$ 34,978

       The following table sets forth the net deposit flows of the Bank during the periods indicated (dollars in thousands):

	At December 31,
	2006	2005	2004
Net increase (decrease) before interest credited	$ 10,028	12,658	15,298
Net interest credited	4,831	3,412	2,363
Net deposit increase (decrease)	14,859	16,070	17,661

     The following table sets forth the average balance and weighted average rates for the Bank's categories of deposits for the period indicated ($ in thousands):

	At December 31,
	2006		2005		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$23,852	- %	$22,774	- %	$19,773	- %
Savings, NOW and money market deposits	79,410	2,24%	74,991	1.18%	78,159	0.77%
Time deposits	70,643	4.32%	64,794	3.05%	47,568	2.77%
Total average deposits	$173,905	2.78%	162,559	1.76%	145,500	1.32%
D.	Results of Operations

     1.Average Yield. The following table sets forth, for the periods indicated, information regarding the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; net interest income; interest-rate spread; and net interest margin.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$148,809	11,175	7.51%	$140,152	9,765	6.97%	$114,885	7,745	6.74%
Securities	36,191	1,421	3.93	36,210	1,170	3.23	42,435	1,468	3.46
Other interest- earning assets (2)	5,502	401	7.29	4,279	183	4.28	3,216	83	2.58
Total interest- earning assets	190,502	12,997	6.82	180,641	11,118	6.15	160,536	9,296	5.79
Noninterest- earning assets	16,700			12,904			9,156
Total assets	$207,202			$193,545			$169,692
Interest-bearing liabilities:
Savings, NOW and money- market deposits	79,410	1,778	2.24	74,991	894	1.19	78,159	599	0.77
Time deposits	70,643	3,053	4.32	64,794	1,961	3.03	47,568	1,320	2.77
Borrowed funds(3)	16,548	780	4.71	15,765	624	3.96	9,267	517	5.58
Total interest- bearing liabilities	166,601	5,611	3.37	155,550	3,479	2.24	134,994	2,436	1.80
Noninterest- bearing demand deposits	23,852			22,774			19,773
Noninterest- bearing liabilities	1,301			1,664			1,734
Stockholders' equity	15,448			13,557			13,191
Total liabilities and stockholders' equity	$207,202			$193,545			$169,692
Net interest income		$ 7,386			$ 7,639			$ 6,860
Interest-rate spread (4)			3.45%			3.91%			3.99%
Net interest margin (5)			3.88%			4.23%			4.27%
Ratio of average interest- earning assets to average interest- bearing liabilities			1.14			1.16			1.19

__________

(1) Includes loans on non-accrual status.

(2) Includes federal funds sold and interest-bearing deposits with banks.

(3) Includes Federal Home Loan Bank advances, junior subordinated debentures, notes payable and other borrowings.

(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5) Net interest margin is net interest income divided by average interest-earning assets.

   2.        Rate/Volume Analysis. The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

  changes in rate (change in rate multiplied by prior volume);

  changes in volume (change in volume multiplied by prior rate); and,

  changes in rate-volume (change in rate multiplied by change in volume) (in thousands).

	Twelve Months Ended December 31,
	2006				2005
	Increase (Decrease) due to
	Rate	Volume	Rate-Volume	Total	Rate	Volume	Rate-Volume	Total
Interest-earning assets:
Loans	760	603	47	1,410	259	1,703	57	2,020
Securities	252	(1)	-	251	(97)	(215)	14	(298)
Other interest-earning assets	129	52	37	218	55	27	18	100
Total	1,141	655	84	1,879	217	1,515	89	1,822
Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	785	53	46	884	333	(24)	(13)	295
Time deposits	839	177	76	1,092	120	478	43	641
Borrowed funds	119	31	6	156	(150)	362	(105)	107
Total	1,743	261	128	2,132	303	816	(75)	1,043

       3.        Comparison of Years Ended December 31, 2006 and 2005.

       General. Net earnings for the year ended December 31, 2005 was $2,175,000 or $1.76 per basic and diluted earnings per share compared to net earnings of $1,549,000 or $1.25 per basic and diluted for the year ended December 31, 2006. The decrease in earnings is attributable primarily to the increased cost of funds due to interest rate compression. Total interest expense increased 61% from 2005 to 2006, while interest income only grew 17% during the same period. The bank's efficiency ratio declined to 72.03%, down from 58.24% in 2005. The efficiency ratio is computed by dividing non-interest operating expenses by net interest income plus non-interest income and is designed to measure relative employer productivity, i.e. how much operating expenses it took the Company to generate one dollar of interest income. The efficiency ratio declined because the employee count and other costs attributable to the new branch and SEC compliance grew at a faster pace than net interest income.

       Interest Income and Expense. Interest income increased by $1.9 million from $11.1 million for the year ended December 31, 2005 to $13.0 million for the year ended December 31, 2006 interest income on loans increased $1.4 million due to an increase in the weighted-average yield of the average loan portfolio of 54 basis points and an increase in the average loan portfolio balance of $8.7 million. Interest on securities increased $0.3 million due to an increase in the average yield of 70 basis points from 3.23% in 2005 to 3.93% in 2006.

       Interest expense on interest-bearing deposits increased $2.0 million due to an increase in the average balance of interest-bearing deposits in 2006 compared to 2005 of $10.3 million and an increase in the rate paid on deposit accounts from 2.0572% in 2005 to 4.3.21% in 2006. Interest expense on other borrowings increased $156,000 primarily due to an increase in the average balance of other borrowings from $15.8 million in 2005 to $16.5 million in 2006.

       Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market area, and other factors related to the collectibility of the loan portfolio. There was a $58,000 provision recorded for the year ended December 31, 2006 compared to $297,000 in 2005. At December 31, 2006, the allowance for loan losses was $1,899,000.

       Non-interest Income. Non-interest income decreased from $1,052,000 in 2005 to $980,000 in 2006 primarily due to decreased non-sufficient fund charges on deposit accounts in 2006 compared to 2005 due to closer management of overdrawn accounts by depositors and bank monitoring.

       Non-interest Expense. Total non-interest expense increased $964,000 for the year ended December 31, 2006 compared to 2005. The increase is primarily a result of increased personnel costs, business development costs, data processing and the cost of operating and supplying a new branch. Employee compensation and benefits increased $529,000 due to the addition of a new branch and support staff. The Bank also filled personnel vacancies that had been open since mid-2005.

4.        Comparison of Years Ended December 31, 2005 and 2004.

       General. Net earnings for the year ended December 31, 2004 was $1,872,000 or $1.62 per basic and diluted earnings per share compared to net earnings of $2,175,159 or $1.76 per basic and diluted earnings per share for the year ended December 31, 2005. The increase in earnings is attributable to increased interest income and an improved operating efficiency ratio. The efficiency ratio is computed by dividing non-interest operating expenses by net interest income plus non-interest income and is designed to measure relative employer productivity, i.e. how much operating expenses it took the Company to generate one dollar of interest income. The efficiency ratio in 2005 was 3% less than in 2004 primarily due to increased use of technology, which allowed the Bank to grow its loans and deposits at a faster pace than the employee count.

       Interest Income and Expense. Interest income increased by $1.8 million from $9.3 million for the year ended December 31, 2004 to $11.1 million for the year ended December 31, 2005. Interest income on loans increased $2.0 million due an increase in the weighted-average yield of the average loan portfolio of 23 basis points and an increase in the average loan portfolio balance of $25.3 million. Interest on securities decreased $0.3 million due to a decrease in the average securities balance from $42.4 million in 2004 to $36.2 million in 2005.

       Interest expense on interest-bearing deposits increased $936,000 million due to an increase in the average balance of interest-bearing deposits in 2005 compared to 2004 of $14 million and an increase in the rate paid on deposit accounts from 1.53% in 2004 to 2.05% in 2005. Interest expense on other borrowings increased $107,000 primarily due to an increase in the average balance of other borrowings from $9.3 million in 2004 to $15.8 million in 2005. However, the increased average borrowings were mitigated by a lower average rate paid that declined from 5.58% in 2004 to 3.96% in 2005.

       Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market area, and other factors related to the collectibility of the loan portfolio. There was a $297,000 provision recorded for the year ended December 31, 2005 compared to $358,000 in 2004. At December 31, 2005, the allowance for loan losses was $1,877,000.

       Non-interest Income. Non-interest income increased from $1,039,000 in 2004 to $1,052,000 in 2005 primarily due to increased service charges on deposit accounts in 2005 compared to 2004 due to our continued emphasis on obtaining customer transaction accounts and related fee income.

       Non-interest Expense. Total non-interest expense increased $227,000 for the year ended December 31, 2005 compared to 2004. The increase is primarily a result of increased advertising and business development costs. Employee compensation and benefits increased $72,000 and professional fees increased $11,000 for the period.

ITEM 7.	FINANCIAL STATEMENTS

       Financial Statements are attached as Exhibit 99.1.
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       On August 17, 2005, Osburn, Henning and Company ("OH"), the Company's principal independent accountants for the last several years, resigned. In this connection:

  OH's reports on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and any such report was not modified as to uncertainty, audit scope or accounting principle;

  The change in principal independent accountants was approved by the Company's Board of Directors; and

  There have been no disagreements with OH, whether or not resolved, on any matter of accounting principles, or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to OH's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with any of its reports.

       The Company's new principal independent accountant, Hacker, Johnson & Smith PA ("HJS"), was engaged on September 28, 2005. The Company has not previously consulted HJS regarding:

  The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or

  Concerning any subject matter of a disagreement with OH.

       Also, HJS has not previously provided either written or oral advice that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A.	CONTROLS AND PROCEDURES

       As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

       There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B.	Other Information.

     There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2006, but was not reported.

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company has adopted a Code of Ethics that applies to the Company's principal executive and financial officers, controller and persons performing similar functions. A copy of the Code of Ethics is attached to this Report.

     The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2007 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.	EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2007 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2007 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 12.	Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2007 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 13.	Exhibits List.
Exhibit Number	Sequential Description
3(i)	Articles of Incorporation of Registrant, incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-SB, filed on April 21, 2006.
3(ii)	Bylaws of Registrant, incorporated by reference to Exhibit 3.2 of Registration Statement on Form 10-SB, filed on April 21, 2006.
14	Code of Ethics
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Financial Statements
Item 14.	Principal Accountant Fees and Services.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2006 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANCSHARES, INC.
(Registrant)

BY:   /S/ Mark A. Imes
          Mark A. Imes, President and Chief Executive Officer
          (Principal Executive Officer)

          /S/ Dennis M. Clarke
          Dennis M. Clarke, Chief Financial Officer
           (Principal Financial Officer and Principal Accounting Officer)

Date:   March 28, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Mark A. Imes Mark A. Imes	President, Chief Executive Officer and Director	March 28, 2007
/S/ Charles H. Deters Charles H. Deters	Director	March 28, 2007
/S/ Jeremy J. Deters Jeremy J. Deters	Director	March 28, 2007
/S/ David Dizney David Dizney	Director	March 28, 2007
/S/ Robert A. Ellinor Robert A. Ellinor	Director	March 28, 2007
/S/ Billy G. Gadd Billy G. Gadd	Director	March 28, 2007
/S/ Digvijay L. Gaewad Digvijay L. Gaekwad	Director	March 28, 2007
/S/ Deborah A. Klugger Deborah A. Klugger	Director	March 28, 2007
/S/ John L. Peterson John L. Peterson, D.V.M.	Director	March 28, 2007
/S/ Lanford T. Slaughter Lanford T. Slaughter, D.D.S.	Chairman of the Board of Directors	March 28, 2007
/S/ Frank E. Stafford Frank E. Stafford, C.P.A.	Director	March 28, 2007
/S/ Michael J. Webb Michael J. Webb, M.D.	Director	March 28, 2007