Form 10QSB
period 2007-03-31
Independent BancShares, Inc.
filed 2007-05-15
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

Or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51920

INDEPENDENT BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-2869407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

60 SW 17th Street

Ocala, Florida 34474

(Address of Principal Executive Offices)

352-622-2377

(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock outstanding as of May 8, 2007:

Common stock, $2.00 par value	1,235,646 shares

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2007	At December 31, 2006
Assets	(unaudited)
Cash and due from banks	$4,624	$6,057
Interest-earning deposits	121	86
Federal funds sold	250	6,134

Cash and cash equivalents	4,995	12,277

Securities available for sale	42,268	40,996
Loans, net of allowance for loan losses of $1,896 and $1,899	155,347	149,985
Accrued interest receivable	1,066	925
Premises and equipment, net	7,936	7,933
Federal Home Loan Bank stock	926	935
Federal Reserve Bank stock	237	237
Goodwill	1,525	—
Customer intangible, net	472	—
Other assets	1431	1,329

Total assets	$216,203	$214,617

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$20,350	$19,053
NOW, money-market and savings deposits	83,816	81,005
Time deposits	75,935	79,428

Total deposits	180,101	179,486
Federal Home Loan Bank advances	10,000	10,000
Junior Subordinated Debenture	2,062	2,062
Other borrowings	6,598	3,528
Accrued interest payable and other liabilities	926	3,380

Total liabilities	199,687	198,456

Stockholders’ equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,235,646 and 1,176,975 shares issued and outstanding	2,471	2,354
Additional paid-in capital	8,831	7,517
Retained earnings	5,468	6,649
Accumulated other comprehensive loss	(254)	(359)

Total stockholders’ equity	16,516	16,161

Total liabilities and stockholders’ equity	$216,203	$214,617

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$2,870	$2,657
Securities	449	311
Other	48	73

Total interest income	3,367	3,041

Interest expense:
Deposits	1,523	953
Borrowings	187	190

Total interest expense	1,710	1,143

Net interest income	1,657	1,898
Provision for loan losses	—	23

Net interest income after provision for loan losses	1,657	1,875

Noninterest income:
Service charges on deposit accounts	117	120
Brokerage fees	121	—
Other	116	120

Total noninterest income	354	240

Noninterest expense:
Salaries and employee benefits	1,003	719
Occupancy and equipment	175	156
Data processing	119	75
Advertising and business development	45	49
Directors fees	40	37
Stationery and supplies	35	41
Other	295	248

Total noninterest expense	1,712	1,325

Earnings before income taxes	299	790
Income taxes	44	280

Net earnings	$255	$510

Earnings per share – basic	$0.21	$0.41

Cash dividends per share	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2007 and 2006

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity
	Shares	Par Amount
Balance at December 31, 2005	1,119,791	$2,240	$5,936	$6,782	$(476)	$14,482

Comprehensive income:
Net earnings (unaudited)	—	—	—	510	—	510

Change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	(82)	(82)

Comprehensive income (unaudited)						428

Proceeds from shares issued in connection with purchases under the Employee Stock Purchase Plan (unaudited)	1,373	2	18	—	—	20

Balance at March 31, 2006 (unaudited)	1,121,164	$2,242	$5,954	$7,292	$(558)	$14,930

Balance at December 31, 2006	1,176,975	$2,354	$7,517	$6,649	$(359)	$16,161
Comprehensive income:
Net earnings (unaudited)	—	—	—	255	—	255
Change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	105	105

Comprehensive income (unaudited)						360
5% stock dividend (unaudited)	58,671	117	1,314	(1,431)	—	—
Cash in lieu of shares (unaudited)	—	—	—	(5)	—	(5)

Balance at March 31, 2007 (unaudited)	1,235,646	$2,471	$8,831	$5,468	$(254)	$16,516

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$255	$510
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	80	61
Provision for loan losses	—	23
Deferred income tax benefit	—	(10)
Net amortization of premiums and discounts on securities	68	65
Amortization of customer intangible	18	—
Net increase in accrued interest receivable	(141)	(25)
Net increase decrease in other assets	(88)	(19)
Net decrease in accrued interest payable and other liabilities	(2,454)	(601)

Net cash (used in) provided by operating activities	(2,262)	4

Cash flows from investing activities:
Purchase of securities available for sale	(3,817)	(408)
Maturities, sales, and principal repayments of securities available for sale	2,572	2,147
Loans originated, net of principal repayments	(5,362)	(5,256)
Purchase of premises and equipment	(83)	(730)
Redemption (purchase) of Federal Home Loan Bank stock	9	(46)
Purchase of assets of HKH	(2,019)	—

Net cash used in investing activities	(8,700)	(4,293)

Cash flows from financing activities:
Net increase in deposits	615	4,216
Principal repayments on notes payable	—	(283)
Net increase in other borrowings	3,070	281
Proceeds from sale of common stock	—	20
Cash in lieu of fractional shares	(5)	—

Net cash provided by financing activities	3,680	4,234

Net decrease in cash and cash equivalents	(7,282)	(55)
Cash and cash equivalents at beginning of period	12,277	8,268

Cash and cash equivalents at end of period	$4,995	$8,213

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,739	$1,144

Taxes	$—	$280

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$105	$(82)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc. (HKH) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank and HKH. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. HKH is a financial services company registered with the National Association of Securities Dealers (“NASD”). HKH has an established product and brokering agreement with Raymond James Financial Services, Inc.

2.	Business Combination. On January 2, 2007, the Holding Company purchased the assets of HKH a financial services company for $2,019,000. HKH is registered with NASD, and has an established product and brokering agreement with Raymond James Financial Services, Inc. Since January 2, 2007, HKH has operated as a wholly-owned subsidiary of the Holding Company. The acquisition of HKH provides the Company with the ability to provide additional services to its customers.

Assets acquired included intangible assets of approximately $2,015,000, consisting of goodwill of $1,525,000, customer intangibles of $490,000 and premise and equipment of $4,000. The principal factors considered in valuing the customer list included (1) existing customer revenues, (2) estimated customer attrition and (3) pricing increases based on an inflationary rate for services to be rendered. The customer list intangible is being amortized on the straight-line method over a seven year period. Goodwill and the customer intangible will be evaluated periodically for impairment.

The following table presents unaudited pro forma results for the three months ended March 31, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, 2006. The following amounts (except the per share amount) are in thousands.

Three Months Ended March 31, 2006
Total revenues	$3,413

Net earnings	$511

Earnings per basic share	$.41

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$1,899	$1,877
Provision for loan losses	—	23
Net, (charge-offs) and recoveries	(3)	—

Ending balance	$1,896	$1,900

Nonaccrual and past due loans are as follows (in thousands):

	At March 31, 2007	At December 31, 2006
Nonaccrual loans	$429	$137
Past due ninety days or more, still accruing	—	—

	$429	$137

Gross loans with a related allowance for loan loss recorded	$210	$70
Less: Allowance on these loans	(80)	(13)

Net investment in impaired loans	$130	$57

There was no interest collected or recognized on impaired loans during the three months ended March 31, 2007 or 2006.

4.	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,646 shares and 1,234,273 shares during the three-month periods ended March 31, 2007 and 2006. There is no dilution to basic earnings per share because the Company does not have any common stock equivalents. All per share amounts reflect the 5% stock dividends paid in March, 2007 and April 2006.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2007 and December 31, 2006 of the Bank’s actual capital and related capital ratios.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Thousands)			(Thousands)
As of March 31, 2007:
Total Capital (to Risk-Weighted Assets) Bank	$18,462	11.6%	$15,857	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$16,566	10.4%	$9,514	6.0%

Tier 1 Capital (to Average Assets) Bank	$16,566	7.8%	$10,666	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets) Bank	$18,180	11.7%	$15,557	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$16,281	10.4%	$9,334	6.0%

Tier 1 Capital (to Average Assets) Bank	$16,281	7.7%	$10,630	5.0%

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Independent BancShares, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Independent BancShares, Inc. and Subsidiary (the “Company”) as of March 31, 2007, the related condensed consolidated statements of earnings, cash flows and stockholders’ equity for the three-month periods ended March 31, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Orlando, Florida

May 11, 2007

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-QSB may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Among these risks are regional and national economic conditions, competitive and regulatory factors, legislative changes, mortgage-interest rates, cost and availability of borrowed funds, our ability to sell mortgages in the secondary market, and housing sales and values. These risks and uncertainties are contained in the Company’s filings with the SEC, available via EDGAR. The Company assumes no obligation to update forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such forward-looking statements.

General

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc. (HKH) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank and HKH. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. HKH is a financial services company registered with the National Association of Securities Dealers (“NASD”). HKH has an established product and brokering agreement with Raymond James Financial Services, Inc. As a fully reporting company, our common stock has tracks on the Over-the-Counter Bulletin Board under the symbol “IBFL”.

The Bank is a nationally chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida.

The Bank provides a variety of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, on-line banking and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Pulse, Presto and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

In addition to the foregoing services, the offices of the Company provide customers with extended banking hours. The Company does not have trust powers and, accordingly, no trust services are provided.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits and borrowings, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

As is the case with banking institutions generally, the Company’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2007 was from a net increase in deposits of $615,000, principal repayments of $2.6 million on securities available for sale and an increase in other borrowings of $3.1 million. Cash was used primarily to fund loans, net of principal repayments of $5.4 million, to purchase investments of $3.8 million and acquire a 100% ownership interest in HKH effective January 1, 2007 for $2.1 million. At March 31, 2007, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include undisbursed lines of credit and construction loans, commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Commitments to extend credit, including undisbursed lines of credit and construction loans, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the counterparty.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at March 31, 2007 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$7,930

Commitments to extend credit	$11,578

Standby letters of credit	$812

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Average equity as a percentage of average assets	7.58%	7.46%	7.33%

Total equity to total assets at end of period	7.64%	7.53%	7.40%

Return on average assets (1)	.47%	.75%	1.01%

Return on average equity (1)	6.24%	10.03%	13.84%

Noninterest expense to average assets (1)	3.18%	2.91%	2.64%

Nonperforming loans to total loans at end of period (2)	.27%	.009%	.09%

(1)	Annualized for the three months ended March 31, 2007 and 2006.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$152,592	$2,870	7.52%	$147,098	$2,657	7.23%
Securities	42,432	449	4.23	33,606	311	3.70
Other interest-earning assets (1)	3,239	48	5.93	4,461	73	6.55

Total interest-earning assets	198,263	3,367	6.79	185,165	3,041	6.57

Noninterest-earning assets	17,249			15,500

Total assets	$215,512			$200,665

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$83,394	$560	2.69	$80,519	$385	1.91
Time deposits	77,735	963	4.96	62,660	568	3.63

Total interest-bearing deposits	161,129	1,523	3.78	143,179	953	2.66
Borrowed funds	15,665	187	4.77	16,592	190	4.58

Total interest-bearing liabilities	176,794	1,710	3.87	159,771	1,143	2.86

Noninterest-bearing demand deposits	21,220			24,804
Noninterest-bearing liabilities	1,164			1,377
Stockholders’ equity	16,334			14,713

Total liabilities and stockholders’ equity	$215,512			$200,665

Net interest income		$1,657			$1,898

Interest-rate spread			2.92%			3.71%

Net interest margin (2)			3.34%			4.10%

Ratio of interest-earning assets to Interest-bearing liabilities	1.12			1.16

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General Operating Results. Net earnings for the quarter ended March 31, 2007 declined to $255,000 or $.21 per basic share from $510,000 or $.41 per basic share for the quarter ended March 31, 2006. The decline in net earnings is the result of the following events:

•	The compression in net interest margin due to the flattening of the yield curve, which resulted in a decrease of $241,000 in net interest income.
•

An increase in compensation expense due to the opening of the new 14th Street office, which will not have a positive effect on earnings until the office is given the opportunity to mature and reach a profitable asset size, and the acquisition of HKH.

•

An increase in other non-interest expense, also due to the opening of the 14th Street banking office, an increase in the number of employees due to the overall growth of the Company, and normal compensation merit increases.

Interest Income. Interest income increased $326,000 to $3.4 million for the three-month period ended March 31, 2007, compared to $3 million for the three-month period ended March 31, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.57% for the three months ended March 31, 2006 to 6.79% for the three months ended March 31, 2007 and a $13.1 million increase in average interest-earning assets outstanding for the three months ended March 31, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $567,000 from $1.1 million for the three-month period ended March 31, 2006 to $1.7 million for the three-month period ended March 31, 2007. The increase was primarily due to an increase of $17.0 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 2.86% for the three months ended March 31, 2006 to 3.87% for the comparable 2007 period. Average interest-bearing deposits increased from $143.2 million outstanding during the three months ended March 31, 2006 to $161.1 million outstanding during the comparable period for 2007.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2007 and 2006 of $0 and $23,000, respectively. Management believes that the allowance for loan losses, which was $1,896,000 or 1.23% of gross loans at March 31, 2007 is adequate.

Noninterest Income. Noninterest income increased $114,000 during the 2007 period. The increase is almost entirely attributable to $122,000 in brokerage income of HKH, which became a wholly-owned subsidiary effective January 1, 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006, Continued

Noninterest Expense. Noninterest expense increased $387,000 from $1.3 million for the three-month period ended March 31, 2006 to $1.7 million for the three-month period ended March 31, 2007. The increase was attributable to an increase of $284,000 in salaries and employee benefits, and $103,000 in other noninterest expense. Of the $387,000 increase, approximately $122,000 is attributable to expenses of HKH during the first quarter of 2007. The remaining increase relates to the overall growth of the Company and the opening of a new banking office.

Income Taxes. Income tax expense was $44,000 for the three-month period ended March 31, 2007 (an effective tax rate of 14.7%) compared to $280,000 (an effective tax rate of 35.4%) for the corresponding period in 2006. The reduction in income taxes and related effective tax rate is attributable to increased tax-exempt interest income in relation to taxable income

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceeding to which the Holding Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer, and Chief Financial Officer

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2007

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/s/ Mark A. Imes
Name:	Mark A. Imes,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dennis M. Clarke
Name:	Dennis M. Clarke,
Chief Financial Officer (Principal Financial and Accounting Officer)