Form 10QSB
period 2007-06-30
Independent BancShares, Inc.
filed 2007-08-09
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock outstanding as of August 3, 2007:

Common stock, $2.00 par value	1,235,646 shares

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2007	At December 31, 2006
	(unaudited)
Assets

Cash and due from banks	$4,288	$6,057
Interest-earning deposits	88	86
Federal funds sold	3,892	6,134

Cash and cash equivalents	8,268	12,277

Securities available for sale	37,217	40,996
Loans, net of allowance for loan losses of $1,880 and $ 1,899	159,182	149,985
Accrued interest receivable	1,015	925
Premises and equipment, net	7,980	7,933
Federal Home Loan Bank stock	926	935
Federal Reserve Bank stock	237	237
Goodwill	1,525	—
Customer intangible, net	455	—
Other assets	1,490	1,329

Total assets	$218,295	$214,617

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	$18,870	$19,053
NOW, money-market and savings deposits	82,311	81,005
Time deposits	83,076	79,428

Total deposits	184,257	179,486

Federal Home Loan Bank advances	10,000	10,000
Junior Subordinated Debenture	2,062	2,062
Other borrowings	3,760	3,528
Accrued interest payable and other liabilities	1,859	3,380

Total liabilities	201,938	198,456

Stockholders' equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,235,646 and 1,176,975 shares issued and outstanding	2,471	2,354
Additional paid-in capital	8,831	7,517
Retained earnings	5,548	6,649
Accumulated other comprehensive loss	(493)	(359)

Total stockholders' equity	16,357	16,161

Total liabilities and stockholders' equity	$218,295	$214,617

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$2,915	$2,824	$5,785	$5,481
Securities	439	307	888	618
Other	44	99	92	172

Total interest income	3,398	3,230	6,765	6,271

Interest expense:
Deposits	1,580	1,105	3,103	2,058
Borrowings	195	168	382	358

Total interest expense	1,775	1,273	3,485	2,416

Net interest income	1,623	1,957	3,280	3,855

Provision for loan losses	181	5	181	28

Net interest income after provision for loan losses	1,442	1,952	3,099	3,827

Noninterest income:
Service charges on deposit accounts	110	111	227	231
Brokerage fees	189	—	310	—
Gain on sale of loans	26	—	26	—
Gain sale of securities	2	—	2	—
Other	121	140	237	260

Total noninterest income	448	251	802	491

Noninterest expense:
Salaries and employee benefits	1,014	880	2,017	1,599
Occupancy and equipment	197	157	372	313
Data processing	106	76	225	151
Advertising and business development	45	69	90	118
Directors fees	42	38	82	75
Stationery and supplies	33	38	68	79
Other	391	262	686	510

Total noninterest expense	1,828	1,520	3,540	2,845

Earnings before income taxes	62	683	361	1,473

Income taxes (benefit)	(18)	232	26	512

Net earnings	$80	$451	$335	$961

Earnings per share – basic	$.06	$.36	$.27	$.78

Cash dividends per share	$—	$—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2007 and 2006

($ in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders' Equity

	Common Stock
	Shares	Par Amount

Balance at December 31, 2005	1,119,791	$2,240	$5,936	$6,782	$(476)	$14,482

Comprehensive income:
Net earnings (unaudited)	—	—	—	961	—	961

Change in unrealized loss on securities available for sale, net of tax benefit (unaudited) -	—	—	—	—	(134)	(134)

Comprehensive income (unaudited)						827

Proceeds from shares issued in connection with purchases under the Employee Stock Purchase Plan (unaudited)	1,373	2	18	—	—	20

5% stock dividend (unaudited)	55,811	112	1,563	(1,675)	—	—

Cash in lieu of shares (unaudited)	—	—	—	(7)	—	(7)

Balance at June 30, 2006 (unaudited)	1,176,975	$2,354	$7,517	$6,061	$(610)	$15,322

Balance at December 31, 2006	1,176,975	$2,354	$7,517	$6,649	$(359)	$16,161

Comprehensive income:
Net earnings (unaudited)	—	—	—	335	—	335

Change in unrealized loss on securities available for sale, net of tax benefit (unaudited) -	—	—	—	—	(134)	(134)

Comprehensive income (unaudited)						201

5% stock dividend (unaudited)	58,671	117	1,314	(1,431)	—	—

Cash in lieu of shares (unaudited)	—	—	—	(5)	—	(5)

Balance at June 30, 2007 (unaudited)	1,235,646	$2,471	$8,831	$5,548	$(493)	$16,357

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$335	$961
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	164	110
Provision for loan losses	181	28
Net amortization of premiums and discounts on securities	127	128
Gain on sale of securities available for sale	(2)	—
Amortization of customer intangible	35	—
Net increase in accrued interest receivable	(90)	(40)
Net (increase) decrease in other assets	(3)	9
Net decrease in accrued interest payable and other liabilities	(1,521)	(693)

Net cash (used in) provided by operating activities	(774)	503

Cash flows from investing activities:
Purchase of securities available for sale	(3,817)	(2,860)
Maturities, sales, and principal repayments of securities available for sale	7,183	4,308
Loans originated, net of principal repayments	(9,378)	(4,630)
Purchase of premises and equipment	(211)	(886)
Redemption (purchase) of Federal Home Loan Bank stock	9	(46)
Purchase of Federal Reserve Bank stock	—	(3)
Purchase of assets of HKH	(2,019)	—

Net cash used in investing activities	(8,233)	(4,117)

Cash flows from financing activities:
Net increase in deposits	4,771	6,607
Principal repayments on notes payable	—	(286)
Net increase in other borrowings	232	1,239
Proceeds from sale of common stock	—	20
Cash in lieu of fractional shares	(5)	(7)

Net cash provided by financing activities	4,998	7,573

Net (decrease) increase in cash and cash equivalents	(4,009)	3,959

Cash and cash equivalents at beginning of period	12,277	8,268

Cash and cash equivalents at end of period	$8,268	$12,227

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,448	$2,468

Taxes	$25	$878

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$(134)	$(134)

Common stock dividend	$1,431	$1,675

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 and the cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the three- and six-month periods ended June 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

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

Assets acquired included intangible assets of approximately $2,015,000, consisting of goodwill of $1,525,000, customer intangibles of $490,000 and premises and equipment of $4,000. The principal factors considered in valuing the customer list included (1) existing customer revenues, (2) estimated customer attrition and (3) pricing increases based on an inflationary rate for services to be rendered. The customer list intangible is being amortized on the straight-line method over a seven year period. Goodwill and the customer intangible will be evaluated periodically for impairment.

The following table presents unaudited pro forma results incorporating HKH for the three and six months ended June 30, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, 2006. The following amounts (except the per share amount) are in thousands.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Total revenues	$3,555	$7,066

Net earnings	$442	$953

Earnings per basic share	$.36	$.77

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning balance	$1,896	$1,900	$1,899	$1,877
Provision for loan losses	181	5	181	28
Net, (charge-offs) and recoveries	(197)	6	(200)	6

Ending balance	$1,880	$1,911	$1,880	$1,911

Nonaccrual and past due loans are as follows (in thousands):

	At June 30,	At December 31,
	2007	2006
Nonaccrual loans	$2,497	$137
Past due ninety days or more, still accruing	—	—

	$2,497	$137

Impaired loans are as follows (in thousands):
Gross loans with a related allowance for loan loss recorded	$—	$70
Less: Allowance on these loans	—	(13)
Gross loans for which there is no related allowance for loan loss	$2,372	—

Net investment in impaired loans	$2,372	$57

There was no interest collected or recognized on impaired loans during the three or six months ended June 30, 2007 or 2006.

4. Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,646 during the three- and six-month periods ended June 30, 2007 and 2006. There is no dilution to basic earnings per share because the Company does not have any common stock equivalents. All per share amounts reflect the 5% stock dividend of 58,671 and 55,811 shares issued in March 2007 and April 2006, respectively.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2007 and December 31, 2006 of the Bank’s actual capital and related capital ratios.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Thousands)		(Thousands)
As of June 30, 2007:
Total Capital (to Risk-Weighted Assets) Bank	$18,553	11.3%	$16,438	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$16,673	10.1%	$9,863	6.0%

Tier 1 Capital (to Average Assets) Bank	$16,673	7.7%	$10,783	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets) Bank	$18,180	11.7%	$15,557	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$16,281	10.4%	$9,334	6.0%

Tier 1 Capital (to Average Assets) Bank	$16,281	7.7%	$10,630	5.0%

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2007, and for the three- and six-month periods ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Independent BancShares, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Independent BancShares, Inc. and Subsidiaries (the “Company”) as of June 30, 2007, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2007 and 2006, and the related condensed statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 7, 2007

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

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

General

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc. (HKH) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank and HKH. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. HKH is a financial services company registered with the National Association of Securities Dealers (“NASD”). HKH has an established product and brokering agreement with Raymond James Financial Services, Inc. The Holding Company’s common stock is trading on the Over-the-Counter Bulletin Board under the symbol “IBFL.”

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2007 was from a net increase in deposits of $4.8 million, $7.2 million from maturities, sales and principal repayments of securities available for sale, and an increase in other borrowings of $232,000. Cash was used primarily to fund loans, net of principal repayments of $9.4 million, to purchase securities available for sale of $3.8 million and acquire a 100% ownership interest in HKH effective January 1, 2007 for $2.0 million. At June 30, 2007, the Bank exceeded its regulatory liquidity requirements.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

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

A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at June 30, 2007 follows (in thousands):

Contract Amount

Undisbursed lines of credit and construction loans	$3,701

Commitments to extend credit	$14,509

Standby letters of credit	$812

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006

Average equity as a percentage of average assets	7.54%	7.46%	7.31%

Total equity to total assets at end of period	7.49%	7.53%	7.46%

Return on average assets (1)	.31%	.75%	.94%

Return on average equity (1)	4.10%	10.03%	12.90%

Noninterest expense to average assets (1)	3.27%	2.91%	2.79%

Nonperforming loans to total loans at end of period (2)	1.55%	.009%	.24%

(1)	Annualized for the six months ended June 30, 2007 and 2006.
(2)	Nonperforming loans consist of nonaccrual loans. There are no loans contractually past due ninety days or more that are still accruing interest.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include certain fees which are considered to constitute adjustments to yields (dollars in thousands).

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$154,489	$2,915	7.55%	$150,972	$2,824	7.48%
Securities	42,432	439	4.14	34,074	307	3.60
Other interest-earning assets (1)	3,093	44	5.69	6,304	99	6.28

Total interest-earning assets	200,014	3,398	6.80	191,350	3,230	6.75

Noninterest-earning assets	15,716			14,258

Total assets	$215,730			$205,608

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$83,394	$565	2.71	$79,028	$404	2.04
Time deposits	77,738	1,015	5.22	67,327	701	4.16

Total interest-bearing deposits	161,132	1,580	3.92	146,355	1,105	3.02
Borrowed funds	13,603	195	5.73	17,577	168	3.82

Total interest-bearing liabilities	174,735	1,775	4.06	163,932	1,273	3.11

Noninterest-bearing demand deposits	22,048			25,398
Noninterest-bearing liabilities	2,510			1,152
Stockholders' equity	16,437			15,126

Total liabilities and stockholders' equity	$215,730			$205,608

Net interest income		$1,623			$1,957

Interest-rate spread			2.73%			3.64%

Net interest margin (2)			3.24%			4.09%

Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.17

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include certain fees which are considered to constitute adjustments to yields (dollars in thousands).

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Interest-earning assets:
Loans	$156,894	$5,785	7.37%	$150,905	$5,481	7.26%
Securities	41,329	888	4.30	34,455	618	3.59
Other interest-earning assets (1)	3,012	92	6.11	5,814	172	5.92

Total interest-earning assets	201,235	6,765	6.72	191,174	6,271	6.56

Noninterest-earning assets	15,438			12,658

Total assets	$216,673			$203,832

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$83,047	$1,125	2.71	$80,246	$789	1.97
Time deposits	78,821	1,978	5.02	64,844	1,269	3.91

Total interest-bearing deposits	161,868	3,103	3.83	145,090	2,058	2.84
Borrowed funds	14,227	382	5.37	16,997	358	4.21

Total interest-bearing liabilities	176,095	3,485	3.96	162,087	2,416	2.98

Noninterest-bearing demand deposits	21,702			25,514
Noninterest-bearing liabilities	2,531			1,329
Stockholders' equity	16,345			14,902

Total liabilities and stockholders' equity	$216,673			$203,832

Net interest income		$3,280			$3,855

Interest-rate spread			2.76%			3.58%

Net interest margin (2)			3.26%			4.03%

Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.18

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

General Operating Results. Net earnings for the quarter ended June 30, 2007 declined to $80,000 or $.06 per basic share from $451,000 or $.36 per basic share for the quarter ended June 30, 2006. The decline in net earnings is the result of the following events:

•

The compression in net interest margin due to the flattening of the yield curve, which resulted in a decrease of $334,000 in net interest income. Although interest income increased $168,000, interest expense did as well by $502,000.

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

Interest Income. Interest income increased $168,000 to $3.4 million for the three-month period ended June 30, 2007, compared to $3.2 million for the three-month period ended June 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.75% for the three months ended June 30, 2006 to 6.80% for the three months ended June 30, 2007 and a $8.7 million increase in average interest-earning assets outstanding for the three months ended June 30, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $502,000 from $1.3 million for the three-month period ended June 30, 2006 to $1.8 million for the three-month period ended June 30, 2007. The increase was primarily due to an increase of $10.8 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.11% for the three months ended June 30, 2006 to 4.06% for the comparable 2007 period. Average interest-bearing deposits increased from $146.4 million outstanding during the three months ended June 30, 2006 to $161.1 million outstanding during the comparable period for 2007.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2007 and 2006 of $181,000 and $5,000, respectively. Management believes that the allowance for loan losses, which was $1,880,000 or 1.17% of gross loans at June 30, 2007 is adequate.

Noninterest Income. Noninterest income increased $197,000 during the 2007 period. The increase is primarily attributable to $189,000 in brokerage income of HKH, which became a wholly-owned subsidiary effective January 2, 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006, Continued

Noninterest Expense. Noninterest expense increased $308,000 from $1.5 million for the three-month period ended June 30, 2006 to $1.8 million for the three-month period ended June 30, 2007. The increase was attributable to an increase of $134,000 in salaries and employee benefits, and $174,000 in other noninterest expense. Of the increase in other non-interest expense, approximately $61,000 is attributable to expenses of HKH during the second quarter of 2007. The remaining increase relates to the overall growth of the Company and the opening of a new banking office.

Income Taxes. Income tax was a benefit of $18,000 for the three-month period ended June 30, 2007 compared to an income tax expense of $232,000 for the corresponding period in 2006. The reduction in the effective tax rate is attributable to increased tax-exempt interest income in relation to taxable income, and a credit against the state income tax resulting from a charitable donation to a state-qualified organization.

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General Operating Results. Net earnings for the six-month period ended June 30, 2007 declined to $335,000 or $.27 per basic share from $961,000 or $.78 per basic share for the comparable period in 2006. The decline in net earnings is the result of the following events:

•

The compression in net interest margin due to the flattening of the yield curve, which resulted in a decrease of $575,000 in net interest income. Although interest income increased $494,000, interest expense did as well by $1,069,000.

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

Interest Income. Interest income increased $494,000 to $6.8 million for the six-month period ended June 30, 2007, compared to $6.3 million for the six-month period ended June 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.56% for the six months ended June 30, 2006 to 6.72% for the six months ended June 30, 2007 and a $10.1 million increase in average interest-earning assets outstanding for the six months ended June 30, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $1,069,000 from $2.4 million for the six-month period ended June 30, 2006 to $3.5 million for the six-month period ended June 30, 2007. The increase was due in part to an increase of $14.0 million in average interest-bearing liabilities outstanding and, additionally, an increase in the average cost of interest-bearing liabilities from 2.98% for the six months ended June 30, 2006 to 3.96% for the comparable 2007 period. Average interest-bearing deposits increased from $145.1 million outstanding during the six months ended June 30, 2006 to $161.9 million outstanding during the comparable period for 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006, Continued

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2007 and 2006 of $181,000 and $28,000, respectively. Management believes that the allowance for loan losses, which was $1,880,000 or 1.17% of gross loans at June 30, 2007 is adequate.

Noninterest Income. Noninterest income increased $311,000 during the 2007 period. The increase is almost entirely attributable to $310,000 in brokerage income of HKH, which became a wholly-owned subsidiary effective January 2, 2007.

Noninterest Expense. Noninterest expense increased $695,000 from $2.8 million for the six-month period ended June 30, 2006 to $3.5 million for the six-month period ended June 30, 2007. The increase was attributable to an increase of $418,000 in salaries and employee benefits, and $277,000 in other non-interest expense. Of the $277,000 increase, approximately $115,000 is attributable to expenses of HKH during the first quarter of 2007. The remaining increase relates to the overall growth of the Company and the opening of a new banking office.

Income Taxes. Income tax expense was $26,000 for the six-month period ended June 30, 2007 (an effective tax rate of 7.2%) compared to $512,000 (an effective tax rate of 34.8%) for the corresponding period in 2006. The reduction in the effective tax rate is attributable to increased tax-exempt interest income in relation to taxable income, and a credit against the state income tax resulting from a charitable donation to a state-qualified organization.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

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

The Annual Meeting of Shareholders (the “Annual Meeting”) of the Holding Company was held on May 16, 2007, to elect twelve directors of the company to serve in such capacity for the next year, and to ratify the appointment of Hacker, Johnson & Smith, P.A., as the company’s independent auditors for the year ending December 31, 2007. At the Annual Meeting, 840,392 shares were present, in person or by proxy, out of a total of 1,235,646 issued and outstanding as of the record date. Listed below are the results of the matters subject to a vote of security holders:

Proposal 1: Election of Directors

Name of Nominee	For	Against	Withhold
Charles H. Deters	840,392	—	—
Jeremy J. Deters	840,392	—	—
David A. Dizney	840,392	—	—
Robert A. Ellinor	840,392	—	—
Billy G. Gadd	840,392	—	—
Digvijay L. Gaekwad	840,392	—	—
Mark A. Imes	840,392	—	—
Deborah A. Klugger	840,392	—	—
John L. Peterson, D.V.M.	840,392	—	—
Lanford T. Slaughter, D.D.S.	840,392	—	—
Frank E. Stafford, Jr., C.P.A.	840,392	—	—
Michael J. Webb, M.D.	840,392	—	—

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Proposal 2: Ratification of Hacker, Johnson & Smith, P.A.

Voting Results
For	840,392
Against	—
Abstain	—

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer, and Chief Financial Officer

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 7, 2007

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/s/ Mark A. Imes
Name:	Mark A. Imes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dennis M. Clarke
Name:	Dennis M. Clarke, Chief Financial Officer
(Principal Financial and Accounting Officer)