Form 10QSB
period 2007-09-30
Independent BancShares, Inc.
filed 2007-11-08
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock outstanding as of November 6, 2007:

Common stock, $2.00 par value	1,235,646 shares

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30, 2007	At December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$5,543	$6,057
Interest-earning deposits	75	86
Federal funds sold	5,676	6,134

Cash and cash equivalents	11,294	12,277

Securities available for sale	39,814	40,996
Loans, net of allowance for loan losses of $1,918 and $1,899	156,129	149,985
Accrued interest receivable	1,088	925
Premises and equipment, net	7,972	7,933
Federal Home Loan Bank stock	926	935
Federal Reserve Bank stock	237	237
Goodwill	1,525	—
Customer intangible, net	437	—
Other assets	1,352	1,329

Total assets	$220,774	$214,617

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$21,435	$19,053
NOW, money-market and savings deposits	81,454	81,005
Time deposits	84,339	79,428

Total deposits	187,228	179,486
Federal Home Loan Bank advances	10,000	10,000
Junior subordinated debenture	2,062	2,062
Other borrowings	3,253	3,528
Accrued interest payable and other liabilities	1,506	3,380

Total liabilities	204,049	198,456

Stockholders’ equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,235,646 and 1,176,975 shares issued and outstanding	2,471	2,354
Additional paid in capital	8,831	7,517
Retained earnings	5,768	6,649
Accumulated other comprehensive loss	(345)	(359)

Total stockholders’ equity	16,725	16,161

Total liabilities and stockholders’ equity	$220,774	$214,617

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$3,067	$2,843	$8,852	$8,324
Securities	451	367	1,375	984
Other	67	136	123	309

Total interest income	3,585	3,346	10,350	9,617

Interest expense:
Deposits	1,664	1,322	4,767	3,380
Borrowings	184	239	566	596

Total interest expense	1,848	1,561	5,333	3,976

Net interest income	1,737	1,785	5,017	5,641
Provision for loan losses	34	13	215	41

Net interest income after provision for loan losses	1,703	1,772	4,802	5,600

Noninterest income:
Service charges on deposit accounts	122	119	349	349
Brokerage fees	157	—	455	—
Gain on sale of securities	—	—	2	—
Other	138	120	414	379

Total noninterest income	417	239	1,220	728

Noninterest expense:
Salaries and employee benefits	1,016	919	3,034	2,518
Occupancy and equipment	207	156	579	470
Data processing	124	88	349	239
Advertising and business development	38	53	100	171
Directors fees	41	37	123	112
Stationary and supplies	32	38	129	117
Other	400	340	1,084	848

Total noninterest expense	1,858	1,631	5,398	4,475

Earnings before income taxes	262	380	624	1,853
Income taxes	42	118	69	629

Net earnings	$220	$262	$555	$1,224

Earnings per share - basic	$0.18	$0.21	$0.45	$0.99

Cash dividends per share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006

($ in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Amount
Balance at December 31, 2005	1,119,791	$2,240	$5,936	$6,782	$(476)	$14,482

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,224	—	1,224
Change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	161	161

Comprehensive income (unaudited)						1,385
Proceeds from shares issued in connection with purchases under the Employee Stock Purchase Plan (unaudited)	1,373	2	18	—	—	20
5% stock dividend (unaudited)	55,811	112	1,562	(1,674)	—	—
Cash in lieu of shares (unaudited)	—	—	—	(7)	—	(7)

Balance at September 30, 2006 (unaudited)	1,176,975	$2,354	$7,516	$6,325	$(315)	$15,880

Balance at December 31, 2006	1,176,975	$2,354	$7,517	$6,649	$(359)	$16,161

Comprehensive income:
Net earnings (unaudited)	—	—	—	555	—	555
Change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	14	14

Comprehensive income (unaudited)						569
5% stock dividend (unaudited)	58,671	117	1,314	(1,431)	—	—
Cash in lieu of shares (unaudited)	—	—	—	(5)	—	(5)

Balance, at September 30, 2007 (unaudited)	1,235,646	$2,471	$8,831	$5,768	$(345)	$16,725

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$555	$1,224
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	255	176
Provision for loan losses	215	41
Net amortization of premiums and discounts on securities	181	182
Gain on sale of securities available for sale	(2)	—
Amortization of customer intangible	53	—
Net increase in accrued interest receivable	(163)	(97)
Net increase in other assets	(32)	(54)
Net decrease in accrued interest payable and other liabilities	(1,874)	(544)

Net cash (used in) provided by operating activities	(812)	928

Cash flows from investing activities:
Purchase of securities available for sale	(8,083)	(13,027)
Maturities, sales, and principal repayments of securities available for sale	9,109	6,473
Loans originated, net of principal repayments	(6,359)	(4,545)
Purchase of premises and equipment	(290)	(955)
Redemption (purchase) of Federal Home Loan Bank stock	9	(46)
Purchase of Federal Reserve Bank stock	—	(3)
Purchase of assets of HKH	(2,019)	—

Net cash used in investing activities	(7,633)	(12,103)

Cash flows from financing activities:
Net increase in deposits	7,742	12,438
Principal repayments on notes payable	—	(1,783)
Net (decrease) increase in other borrowings	(275)	1,452
Proceeds from sale of common stock	—	20
Cash paid in lieu of fractional shares	(5)	(7)

Net cash provided by financing activities	7,462	12,120

Net (decrease) increase in cash and cash equivalents	(983)	945
Cash and cash equivalents at beginning of period	12,277	8,268

Cash and cash equivalents at end of period	$11,294	$9,213

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,362	$5,979

Taxes	$25	$945

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$14	$161

Common stock dividend	$1,431	$1,674

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, the results of operations for the three- and nine- month periods ended September 30, 2007 and 2006 and the cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the three- and nine- month periods ended September 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc., d/b/a Independent Financial Partners (“IFP”), (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank and IFP. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. IFP is a financial services company registered with the National Association of Securities Dealers (“NASD”). IFP has an established product and brokering agreement with Raymond James Financial Services, Inc.

2.	Business Combination. On January 2, 2007, the Holding Company purchased the assets of IFP, a financial services company, for $2,019,000. IFP is registered with NASD, and has an established product and brokering agreement with Raymond James Financial Services, Inc. Since January 2, 2007, IFP has operated as a wholly-owned subsidiary of the Holding Company. The acquisition of IFP provides the Company with the ability to provide additional services to its customers.

Assets acquired included intangible assets of approximately $2,015,000, consisting of goodwill of $1,525,000, customer intangibles of $490,000 and premises and equipment of $4,000. The principal factors considered in valuing the customer intangible included (1) existing customer revenues, (2) estimated customer attrition and (3) pricing increases based on an inflationary rate for services to be rendered. The customer intangible is being amortized on the straight-line method over a seven year period or $70,000 per year. Goodwill and the customer intangible are evaluated periodically for impairment.

The following table presents unaudited pro forma results incorporating IFP for the three- and nine- months ended September 30, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, 2006. The following amounts (except the per share amount) are in thousands.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total revenues	$3,741	$10,805

Net earnings	$299	$585

Earnings per basic share	$0.24	$1.01

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$1,880	$1,911	$1,899	$1,877
Provision for loan losses	34	13	215	41
Net, (charge-offs) and recoveries	4	(25)	(196)	(19)

Ending balance	$1,918	$1,899	$1,918	$1,899

Nonaccrual and past due loans are as follows (in thousands):

	At September 30, 2007	At December 31, 2006
Nonaccrual loans	$447	$137
Past due ninety days or more, still accruing	—	—

	$447	$137

Impaired loans are as follows (in thousands):
Gross loans with a related allowance for loan loss recorded	$301	$70
Less: Allowance on these loans	(75)	(13)
Gross loans for which there is no related allowance for loan losses	—	—

Net investment in impaired loans	$226	$57

There was no interest collected or recognized on impaired loans during the three or nine months ended September 30, 2007 or 2006.

4.	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,646 during the three- and nine- month periods ended September 30, 2007 and 2006. There is no dilution to basic earnings per share because the Company does not have any common stock equivalents. All per share amounts reflect the 5% stock dividend of 58,671 shares issued in March 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2007 and December 31, 2006 of the Bank’s actual capital and related capital ratios.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Thousands)
As of September 30, 2007:
Total Capital (to Risk-Weighted Assets) Bank	$18,845	11.5%	$16,331	10.0%

Tier I Capital (to Risk-Weighted Assets) Bank	$16,927	10.4%	$9,799	6.0%

Tier I Capital (to Average Assets) Bank	$16,927	7.8%	$10,873	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets) Bank	$18,180	11.7%	$15,557	10.0%

Tier I Capital (to Risk-Weighted Assets) Bank	$16,281	10.4%	$9,334	6.0%

Tier I Capital (to Average Assets) Bank	$16,281	7.7%	$10,631	5.0%

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2007, and for the three- and nine- month periods ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Independent BancShares, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Independent BancShares, Inc. and Subsidiaries (the “Company”) as of September 30, 2007, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2007 and 2006, and the related condensed statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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
October 19, 2007

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

General

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc., d/b/a Independent Financial Partners (IFP) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank and IFP. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. The fifth of these banking offices, the 14th Street branch, opened in February 2006. IFP is a financial services company registered with the National Association of Securities Dealers (“NASD”). IFP has an established product and brokering agreement with Raymond James Financial Services, Inc. The Holding Company’s common stock is trading on the Over-the-Counter Bulletin Board under the symbol “IBFL.”

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

The revenues of the Company are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Company’s lending activities are its deposits and borrowings, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Company are the interest paid on deposits, and operating and general administrative expenses.

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2007, was from a net increase in deposits of $7.7 million and $9.1 million from maturities, sales and principal repayments of securities available for sale. The cash was used primarily to fund loans, net of principal repayments of $6.4 million, to purchase securities available for sale of $8.1 million, and to acquire a 100% ownership interest in IFP, effective January 2, 2007, for $2.0 million. At September 30, 2007, the Bank exceeded its regulatory liquidity requirements.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at September 30, 2007, follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$3,819

Commitments to extend credit	$13,427

Standby letters of credit	$812

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Average equity as a percentage of average assets	7.57%	7.46%	7.41%

Total equity to total assets at end of period	7.58%	7.53%	7.54%

Return on average assets (1)	0.34%	0.75%	.80%

Return on average equity (1)	4.50%	10.03%	10.76%

Noninterest expense to average assets (1)	2.48%	2.91%	2.92%

Nonperforming loans to total loans at end of period	0.29%	0.09%	0.09%

(1)	Annualized for the nine months ended September 30, 2007 and 2006.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$157,669	$3,067	7.78%	$148,324	$2,843	7.67%
Securities	38,937	451	4.63	36,809	367	3.99
Other interest-earning assets(1)	5,789	67	4.63	7,145	136	7.61

Total interest-earning assets	202,395	3,585	7.09	192,278	3,346	6.96

Noninterest-earning assets	16,993			16,058

Total assets	$219,388			$208,336

Interest-bearing liabilities:
NOW, money-market and savings deposits	$82,311	$592	2.88%	$78,381	$472	2.41%
Time deposits	83,707	1,072	5.12	72,794	850	4.67

Total interest-bearing deposits	166,018	1,664	4.01	151,175	1,322	3.50
Borrowed funds(2)	15,536	184	4.74	17,015	239	5.62

Total interest-bearing liabilities	181,554	1,848	4.07	168,190	1,561	3.71

Noninterest-bearing demand deposits	19,792			23,596

Noninterest-bearing liabilities	1,529			976

Stockholders’ equity	16,513			15,574

Total liabilities and stockholders’ equity	$219,388			$208,336

Net interest income		$1,737			$1,785

Interest-rate spread			3.02%			3.25%

Net interest margin(3)			3.43%			3.71%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.14

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$155,732	$8,852	7.58%	$148,132	$8,324	7.49%
Securities	40,394	1,375	4.54	34,713	984	3.78
Other interest-earning assets(1)	4,170	123	3.93	6,314	309	6.53

Total interest-earning assets	200,296	10,350	6.89	189,159	9,617	6.78

Noninterest-earning assets	17,089			15,373

Total assets	$217,385			$204,532

Interest-bearing liabilities:
NOW, money-market and savings deposits	$82,288	$1,717	2.78%	$78,990	$1,261	2.13%
Time deposits	80,625	3,050	5.04	67,784	2,119	4.17

Total interest-bearing deposits	162,913	4,767	3.90	146,774	3,380	3.07
Borrowed funds(2)	16,334	566	4.62	16,913	596	4.70

Total interest-bearing liabilities	179,247	5,333	3.97	163,687	3,976	3.24

Noninterest-bearing demand deposits	20,058			24,480

Noninterest-bearing liabilities	1,630			1,201

Stockholders’ equity	16,450			15,164

Total liabilities and stockholders’ equity	$217,385			$204,532

Net interest income		$5,017			$5,641

Interest-rate spread			2.92%			3.54%

Net interest margin(3)			3.34%			3.98%

Ratio of interest-earning assets to interest-bearing liabilities	1.12			1.16

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

General Operating Results. Net earnings for the three-month period ended September 30, 2007 declined to $220,000 or $0.18 per basic share from $262,000 or $0.21 per basic share for the three-month period ended September 30, 2006. The decline in net earnings is the result of the following events:

•	The compression in net interest margin caused by our higher cost of funds due to increased competition for deposits, which resulted in a decrease of $48,000 in net interest income.

•

An increase in compensation expense due to the hiring of an internal control officer, an information technology specialist, a training and compliance officer and the acquisition of IFP. These positions fortify the Bank’s operations and risk management functions.

•

An increase in other noninterest expense, due to the opening of the 14th Street banking office, the acquisition of IFP, an increase in the number of employees due to the overall growth of the Company, and normal compensation merit increases.

Interest Income. Interest income increased $239,000 to $3.6 million for the three-month period ended September 30, 2007, compared to $3.3 million for the three-month period ended September 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.96% for the three-month period ended September 30, 2006, to 7.09% for the three-month period ended September 30, 2007, and an $10.1 million increase in average interest-earning assets outstanding for the three months ended September 30, 2007, compared to the corresponding period in 2006.

Interest Expense. Interest expense increased $287,000 from $1.6 million for the three-month period ended September 30, 2006, to $1.8 million for the three-month period ended September 30, 2007. The increase was primarily due to an increase of $13.4 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.71%, for the three-month period ended September 30, 2006, to 4.07% for the comparable 2007 period. Average interest-bearing deposits increased from $151.2 million outstanding during the three-month period ended September 30, 2006, to $166.0 million, outstanding during the corresponding period in 2007.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2007 and 2006 of $34,000 and $13,000, respectively. Management believes that the allowance for loan losses, which was $1.9 million or 1.21% of gross loans at September 30, 2007, is adequate. As of September 30, 2007, the Bank had 5 loans totaling $342,000 that were past due greater than thirty days (excluding nonaccrual basis) and no residential mortgage loans were past due greater than thirty days.

Noninterest Income. Noninterest income increased $178,000 during the three-month period ended September 30, 2007, compared to the corresponding period in 2006. The increase is primarily attributable to $157,000 in brokerage income from IFP, which became a wholly-owned subsidiary effective January 2, 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006, Continued

Noninterest Expense. Noninterest expense increased $227,000, from $1.6 million for the three-month period ended September 30, 2006, to $1.9 million for the three-month period ended September 30, 2007. The increase was attributable to an increase of $97,000 in salaries and employee benefits, and $130,000 in all other noninterest expenses. Of the increase in all other noninterest expenses, approximately $126,000 is attributable to expenses of IFP.

Income Taxes. Income tax expense was $42,000 for the three-month period ended September 30, 2007, compared to an income tax expense of $118,000 for the corresponding period in 2006. The reduction in the effective tax rate is attributable to increased tax-exempt interest income in relation to taxable income, and a credit against the state income tax resulting from a charitable donation to a state-qualified organization.

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General Operating Results. Net earnings for the nine-month period ended September 30, 2007, declined to $555,000, or $0.45 per basic share, from $1,224,000, or $0.99 per basic share, for the comparable period in 2006. The decline in net earnings is the result of the following events:

•	The compression in net interest margin caused by our higher cost of funds due to increased competition for deposits, which resulted in a decrease of $624,000 in net interest income.

•

An increase in compensation expense due to the hiring of an internal control officer, an information technology specialist, a training and compliance officer and the acquisition of IFP. These positions fortify the Bank’s operations and risk management functions.

•

An increase in other noninterest expense, due to the opening of the 14th Street banking office, the acquisition of IFP, an increase in the number of employees due to the overall growth of the Company, and normal compensation merit increases.

Interest Income. Interest income increased $733,000 to $10.4 million for the nine-month period ended September 30, 2007, compared to $9.6 million for the nine-month period ended September 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.78%, for the nine months ended September 30, 2006, to 6.89% for the nine months ended September 30, 2007, and a $11.1 million increase in average interest-earning assets outstanding for the nine months ended September 30, 2007, compared to the corresponding period in 2006.

Interest Expense. Interest expense increased $1,357,000 from $3,976,000 for the nine-month period ended September 30, 2006, to $5.3 million for the nine-month period ended September 30, 2007. The increase was due in part to an increase of $15.6 million in average interest-bearing liabilities outstanding and, additionally, an increase in the average cost of interest-bearing liabilities from 3.24%, for the nine months ended September 30, 2006, to 3.97% for the corresponding period in 2007. Average interest-bearing deposits increased from $146.8 million outstanding during the nine months ended September 30, 2006, to $162.9 million outstanding during the corresponding period in 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006, Continued

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2007 and 2006 of $215,000 and $41,000, respectively. Management believes that the allowance for loan losses, which was $1.9 million or 1.21% of gross loans at September 30, 2007, is adequate. As of September 30, 2007, the Bank had 5 loans totaling $342,000 that were past due greater than thirty days (excluding nonaccrual loans) and no residential mortgage loans were past due greater than thirty days.

Noninterest Income. Noninterest income increased $492,000 during the nine-month period ended September 30, 2007, compared to the corresponding period in 2006. The increase is almost entirely attributable to $455,000 in brokerage income of IFP, which became a wholly-owned subsidiary effective January 2, 2007.

Noninterest Expense. Noninterest expense increased $923,000 from $4.5 million for the nine-month period ended September 30, 2006, to $5.4 million for the nine-month period ended September 30, 2007. The increase was attributable to an increase of $516,000 in salaries and employee benefits, and $407,000 in all other noninterest expenses. The increase in noninterest expense was due to the hiring of two additional officers, the opening of the new banking office and the acquisition of IFP.

Income Taxes. Income tax expense was $69,000 for the nine-month period ended September 30, 2007 (an effective tax rate of 11.1%), compared to an income tax expense of $629,000 (an effective tax rate of 33.9%) for the corresponding period in 2006. The reduction in the effective tax rate is attributable to increased tax-exempt interest income in relation to taxable income, and a credit against the state income tax resulting from a charitable donation to a state-qualified organization.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer, and Chief Financial Officer

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 6, 2007

INDEPENDENT BANCSHARES, INC.
(Registrant)

	By:	/s/ Mark A. Imes
	Name:	Mark A. Imes, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dennis M. Clarke
	Name:	Dennis M. Clarke, Chief Financial Officer (Principal Financial and Accounting Officer)