Form 10-K
period 2007-12-31
Independent BancShares, Inc.
filed 2008-03-31
CIK 1357528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-59120

INDEPENDENT BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2869407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Southwest 17th Street Post Office Box 2900 Ocala, Florida	34478-2900
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (352) 622-2377

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $2.00 Par Value

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by checkmark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    Yes  ☐    No  ☒

Indicate by checkmark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates (1,235,646 shares) on March 28, 2008, was approximately $21,652,023. Such value was computed by reference the closing price of the Common Stock on such date on the Over-the-Counter Bulletin Board inter dealer trading system (“OTCBB”) of $17.45 per share. For the purpose of this determination, directors, officers and holders of 10% or more of the issuer’s Common Stock were considered affiliates of the issuer at that date.

As of March 28, 2008, there were issued and outstanding 1,235,646 shares of the issuer’s Common Stock.

Transitional Small Business Disclosure Format:    Yes  ☐     No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Registrant’s definitive proxy statement to be filed for the Company’s 2008 Annual Meeting of shareholders.

FORWARD-LOOKING STATEMENTS

This Report may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements use the words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions, about plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company, the Bank and Independent Financial Partners (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.

PART I.

ITEM 1.	BUSINESS

A.	The Company

Independent BancShares, Inc. (the “Company”) was incorporated on November 12, 1987 as a Florida corporation and is headquartered in Ocala, Florida. The Company is qualified as a bank holding company under the Bank Holding Company Act of 1956 and supervised and regulated by the Board of Governors of the Federal Reserve System. The Company was formed for the purpose of acting as a one-bank holding company, with Independent National Bank (the “Bank”) being its only bank subsidiary. The Company owns all of the outstanding shares of the Bank, a nationally-chartered bank located in Ocala and conducting business from five branches in Marion and Sumter Counties, Florida.

Effective June 21, 2006, the Company registered, by filing on SEC Form 10-SB, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subsequently, in August 2006, the Common Stock began trading on the OTCBB under the symbol “IBFL.” In January 2007, the Company purchased the assets of Independent Financial Partners (“IFP”), an investment advisory firm. IFP is registered with the National Association of Securities Dealers (“NASD”) and operates under a product and brokerage agreement with Raymond James Financial Services, Inc. In each of March 2006 and 2007, the Company paid a 5% stock dividend.

We will provide, upon request and at no cost, paper or electronic copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(g) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission (“SEC”). Request should be directed to:

Dennis M. Clarke, Chief Financial Officer

60 Southwest 17th Street

Post Office Box 2900

Ocala, Florida 34478-2900

DClarke@inatbank.com

B.	The Bank

1.	General.

The Bank is nationally-chartered and operates from five full-service banking offices in Marion and Sumter Counties, Florida. The main office and operations center is at 60 Southwest 17th Street in Ocala, Marion County, Florida (the “Main Office”).

Marion County has a diverse and vibrant economy. The manufacturing base includes emergency response equipment, automotive parts and manufactured housing with strong commercial and service sectors. The current population is approximately 315,000, with the medial age estimated at 44 years. Agriculture, citrus groves, timber and cattle were the foundation for the area’s economy. Although these sectors are still important factors in the growth of its economy, the breeding of horses, tourism, business development, manufacturing, health care and social assistance contribute most significantly to such growth.

Sumter County is home to The Villages retirement communities and has a population of over 60,000, with retail, food and accommodations, health care and manufacturing as its primary businesses. The Villages, Florida, is one of the fastest growing communities in the state.

2.	Services Offered by the Bank.

The Bank offers a full range of commercial banking services to individual, professional and business customers in its primary service area. These services include personal and business checking accounts and savings and time certificates of deposit. The transaction accounts and time certificates are at rates competitive with those offered in the primary service area. Customer deposits with the Bank are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation (“FDIC”). The Bank issues credit cards through a third party and acts as a merchant depository for cardholder drafts under both Visa and MasterCard. It offers night depository and bank-by-mail services and sells cashiers checks issued by an independent entity. The Bank does not offer trust and fiduciary services presently and will rely on trust and fiduciary services offered by correspondent banks until it determines that it is profitable to offer these services directly.

Customers of the Bank have access to their accounts via the Internet. Currently, these Internet-enabled services include giving the customers the ability to check account balances, transfer funds between accounts and pay bills. The Bank’s Internet-enabled system allows customers to view images of checks cleared the very next day after the clearing of the check. During 2007, all customer statements were converted to a calendar-month cycle. Customers can opt to receive their monthly statements electronically, rather than by mail.

The Bank also offers merchant services to retail and other business customers. These services, which are intended to be “value added” to the customer, consist of the Bank’s personnel assisting retail store owners in selecting debit/credit cash registers and training the store personnel to use these systems. In each case, the Bank acquires the register and resells it to the store owner at a reasonable markup. The profit realized on resale of the registers and the fees charged for the training are intended to become an alternative source of additional non-interest income in the future.

The Bank seeks to attract deposits from businesses and the general public and uses those deposits, together with borrowings and other sources of funds, to originate and purchase loans. It offers a full range of short and medium-term commercial, consumer and real estate loans. The Bank attempts to react to prevailing market conditions and demands in its lending activities, while avoiding excessive concentrations of any particular loan category. The Bank has a loan approval process that provides for various levels of officer lending authority. When a loan amount exceeds an officer’s lending authority, the loan may be approved by two officers combining their lending authority. Ultimate lending authority rests with the Finance Committee of the Board of Directors.

The risk of nonpayment of loans is inherent in making all loans. However, management carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures that are established for each category of loan prior to beginning operation. In determining whether to make a loan, management considers the borrower’s credit history, analyzes the borrower’s income and ability to service the loan and evaluates the need for collateral to secure recovery in the event of default.

Commercial lending activities are directed principally toward businesses whose demand for funds will fall within the Bank’s anticipated lending limit. These businesses include small to medium-size professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in and around the primary service area. The types of loans provided include principally term loans with fixed and variable interest rates secured by equipment and real estate, as well as secured and unsecured working capital lines of credit. Repayment of these loans is dependent upon the financial success of the business borrower. Personal guarantees are obtained from the principals of business borrowers and/or third parties to further support the borrower’s ability to service the debt and reduce the Bank’s risk of nonpayment.

Commercial real estate lending is oriented toward owner-occupied term loans and construction loans. The Bank also originates variable-rate residential and other mortgage loans for its own account and both variable and fixed-rate residential mortgage loans for resale. The residential loans are secured by first mortgages on one-to-four family residences in the primary service area. Loans secured by second mortgages on a borrower’s residence are also made.

Consumer lending is made on a secured or unsecured basis and is oriented primarily to the requirements of the Bank’s customers, with an emphasis on automobile financing, home improvements, debt consolidation and other personal needs. Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance is dependent upon the borrower’s continued financial stability and are, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Various Federal and state laws, including Federal and state bankruptcy and insolvency laws, also limit the amount that can be recovered.

The primary assets of the Bank consist of its loan portfolio and investment accounts. Consistent with the requirements of prudent banking necessary to maintain liquidity, the Bank seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Generally, loans are limited to less than 85% of deposits and capital funds; however, this ratio may be exceeded from time to time during periods of high loan demand. The Bank’s investment account consists primarily of marketable securities of the United States government, Federal agencies, including FNMA and GNMA, and state and municipal governments, generally with varied maturities.

The Bank’s investment policy provides for a portfolio divided among issues purchased to meet one or more of the following objectives:

•	to complement strategies developed in assets/liquidity management, including desired liquidity levels;

•	to maximize after-tax income from funds not needed for day-to-day operations and loan demand; and

•	to provide collateral necessary for acceptance of public funds.

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

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows or the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction and land development loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer or residential loans for impairment disclosures. The Company does not invest in sub-prime mortgages.

The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis - Financial Condition” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

4.	Loan Activities

General. The Bank’s primary business emphasis is on making commercial business, commercial real estate, residential and consumer loans. As of December 31, 2007, the net loan portfolio totaled $152.1 million, or 70.5% of total assets.

Loan Underwriting. Loan activities are subject to underwriting standards and loan origination procedures prescribed by the Bank’s Board of Directors and management. Loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. The Bank’s loan policy for real estate loans requires that collateral be appraised by an independent, outside appraiser approved by the Board of Directors.

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

General Loan Policies. For real estate loans the Bank’s policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Most real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

The Bank is permitted to lend up to 80% of the appraised value of the real property securing a residential mortgage loan or 90% with private mortgage insurance. However, if the amount of a conventional, first mortgage residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 89% of the appraised value or of the purchase price, whichever is less, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 89% of the value of the property. The Bank will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 90% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 80%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or construction/permanent financing, the Bank will generally lend up to 80% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equal or exceed the appraised value of the collateral property.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. About 56% of the Bank’s commercial real estate loans are secured by owner-occupied office, industrial and retail business properties located in our market area. Commercial real estate loans may be for an amortization term of up to 25 years, with interest rate resets at three to five year intervals and maturities generally of three to nine years. The Bank does not usually offer longer term (10-15 years) fixed-rate commercial real estate loans.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio not exceeding 80%. Loans secured by this type of collateral will continue to be a part of the Bank’s future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment.

Residential Loans. The Bank currently originates fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. The residential ARM loans currently being offered have interest rates that are fixed for a period of one, three or five years. After the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of the Bank’s ARM loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. The Bank may offer ARM loans with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and the Bank’s interest rate risk management goals. While the initial rate on ARM loans may be below a fully indexed rate, the loan is always underwritten based on the borrower’s ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

ARM loans reduce the risks to the Bank concerning changes in interest rates, but involve other risk because as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. Marketability of real estate loans is also affected by the level of interest rates.

Most of the Bank’s fixed rate home loans are originated for 30-year amortization terms; the Bank generally sells such fixed-rate loans. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan. These loans are originated in compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as Fannie Mae. Fixed-rate home loans include a “Due on Sale” clause which provides the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. The “Due on Sale” provision is generally enforced.

Consumer Loans. The Bank makes various types of consumer loans, including automobile and boat loans, but primarily home equity loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between the Bank’s average loan yield and its cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce or illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. The Bank’s belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, it intends to continue to increase its investment in these types of loans.

Income from Loan Activities. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in the Bank’s primary service area.

Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards the total amount of such fees cannot be recognized as income immediately, rather, all fees are deferred along with certain costs and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time. However, fees on loans that are immediately sold are recognized as income. We continue to service sold loans which generates ongoing service fee income.

Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, the Bank’s loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. The Bank will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

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

If foreclosure is required, when completed, the property would be sold at a public auction in which the Bank will generally participate as a bidder. If it is the successful bidder, the acquired real estate property is then included in the other real estate owned “OREO” account until it is sold. The Bank is permitted under federal regulations to finance sales of real estate owned by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Provision for Losses on Loans. Commercial banks are required to review and when appropriate classify their assets on a regular basis. The FDIC and OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified as substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

The allowance for loan loss reserve is a “contra-asset” account established by recording a provision for loan loss expense which is charged against earnings. Loans are charged against the loan loss reserve when the Bank believes that the collectibility of the principal is unlikely. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While the Bank uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

5.	Deposit Activities.

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 54.3% of the Bank’s total deposits at December 31, 2007. Approximately 45.7% of the Bank’s deposits at December 31, 2007 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 23.2% of the Bank’s total deposits at December 31, 2007. The majority of the deposits of the Bank are generated from customers within the city of Ocala and Marion County.

6.	Investments.

The Bank invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities, municipal bonds, and federal funds sold (which are included in cash and cash equivalents). The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

With respect to the Bank’s investment portfolio, the Bank’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies and bank-qualified municipal securities because such securities generally represent a minimal investment risk. Occasionally, the Bank may purchase certificates of deposit of national and state banks. Mortgage-backed securities generally have a shorter life than the stated maturity. Federal funds sold is the excess cash the Bank has available over and above daily cash needs. Daily surplus funds are invested in the federal funds market on an overnight basis with approved correspondent banks.

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

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, the sale or purchase of federal funds, security safekeeping, investment services, coin and currency supplies, and liquidity and sales of loans to or participation with correspondent banks. The Bank can sell loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

8.	Competition.

Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of higher population concentrations such as Marion and Sumter County, with 170 residents per square mile. The Bank’s competitors include institutions, including bank holding companies, such as Sun Trust, Bank of America, Wachovia, Regions Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks, and are able to offer a broader range of products and services than the Bank can offer.

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

At December 31, 2007, the Company had 78 full-time employees, 4 part-time employees, and 80 full-time equivalents. The employees are not represented by any collective bargaining group. The Bank believes that its relations with its employees are good.

Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in the Bank’s geographic market area.

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

Independent Financial Partners

Independent Financial Partners (“IFP”) is a financial services company. The Company has over $140 million of assets under management and approximately 1,100 clients in the Ocala, Florida area. IFP focuses its efforts on providing investment strategies, investment management and financial planning services to high net-worth retirees. The Company’s revenue is derived primarily from executing securities and other transactions. However, during the past year, IFP has made considerable progress in converting its client base to the more consistent fee-based management model where clients pay an annual fee for the management of their investments.

IFP offers customized investment plans designated to protect and grow a client’s wealth while providing sufficient income during an individual’s retirement years. A cornerstone for IFP’s success has been its emphasis on superior customer service and its ability to grow and nurture client and referral relationships.

The Company

General. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.

Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

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

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 2004 (the “Modernization Act”), enacted on November 12, 2004, amended the BHC Act and:

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If the Company, which has not obtained qualification as a “financial holding company,” were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Transactions with Affiliates. The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Source of Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law also authorizes the OCC to order an assessment of the Company if the capital of the Bank were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company’s stock in the Bank to cover the deficiency.

Subsidiary Dividends. The Company is a legal entity separate and distinct from the Bank. A major portion of the Company’s cash flows results from amounts paid as dividends to the Company by the Bank. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

Form 10-K is an annual report that must contain a complete overview of the Company’s business, financial, management, regulatory, legal, ownership and organizational status. The Company must file Form 10-K within 90 days of the end of its fiscal year.

Similarly, a Form 10-Q must contain information concerning the Company on a quarterly basis. Although Form 10-K requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-Q. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any matters to a vote of security holders, must also be reported on Form 10-Q.

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

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Florida has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Florida law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Florida financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Florida may not establish de novo branches in Florida.

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

The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

The following table reflects the capital thresholds that are now required for all FDIC insured depository institutions:

	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4%
Undercapitalized (2)	< 8%	< 4%	< 4	% (3)
Significantly Undercapitalized (2)	< 6%	< 3%	< 2%
Critically Undercapitalized (2)	—	—	—

(1)	An institution must meet all three minimums.

(2)	An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(3)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

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

Other Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

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

Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition or results of operation.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The following table sets forth information with respect to the Bank’s retail banking offices as of December 31, 2007.

Location	Owned/Leased	Condition
Main 60 S.W. 17th Street Ocala, Florida 34474	Owned	Good

Highway 200 Office 7755 S.W. 65th Avenue Road Ocala, Florida 34476	Owned	Good

Belleview Office 10990 U.S. Hwy 441 S.E. Belleview, Florida 34420	Owned	Good

Tri-County Office 13891 Hwy 441 N. Lady Lake, Florida 32159	Owned	Good

14th Street Office 3510 NE 14th Street Ocala, Florida 34471	Owned	Good

All of the branches are owned free and clear by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 28, 2008, the Company had approximately 421 shareholders of record and 1,235,646 shares of Common Stock outstanding. As of such date, no shares of Common Stock were subject to outstanding options or warrants, or securities convertible into common equity of the Company. Since July 2006, the Company’s common stock has been traded on the OTCBB under the symbol “IBFL.” The following table sets forth the range of high and low bid information (adjusted for the 5% stock dividend), as reported by Bloomberg.com:

Quarter ended	High	Low
September 30, 2006	29.05	27.14
December 31, 2006	28.10	23.81
March 31, 2007	25.71	21.48
June 30, 2007	23.25	22.00
September 30, 2007	23.00	19.10
December 31, 2007	20.20	17.35

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective on March 15, 2007, the Company paid a 5% stock dividend on the Common Stock. The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 2007. The Company’s primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years unless prior regulatory approval is received. Accordingly, while the Bank has established a pattern of paying dividends to the Company in recent years, there can be no assurance that its ability to pay dividends in the future will continue.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	Certain Selected Financial Data

The following table presents certain selected financial data for the Company for each of the three years ended December 31, 2007, 2006 and 2005. The data should be read in conjunction with the Company’s financial statements, including the related notes, included elsewhere herein, and the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At or For the Year Ended December 31,
	2007	2006	2005

Selected Balance Sheet Data:
Total assets	$215,715	$214,617	$197,748
Cash and cash equivalents	8,729	12,277	8,268
Securities available for sale	41,486	40,996	34,652
Loans, net	152,092	149,985	144,532
Deposit accounts	183,167	179,486	164,627
Stockholders’ equity	17,208	16,161	14,482

Selected Operating Data:
Total interest income	13,779	12,997	11,118
Total interest expense	7,106	5,611	3,479
Net interest income	6,673	7,386	7,639
Provision for loan losses	187	58	297
Net interest income after provision for loan losses	6,486	7,328	7,342
Noninterest income	1,726	980	1,052
Noninterest expenses	7,365	6,026	5,062
Net earnings	756	1,549	2,175

Per Share Data(1):
Basic earnings per share	$0.61	$1.25	$1.76
Diluted earnings per share	$0.61	$1.25	$1.76
Book value per share	$13.93	$13.08	$11.74
Dividend payout ratio	-0-	-0-	-0-

	At or For the Year Ended December 31,
	2007	2006	2005
Selected Balance Sheet Data:
Performance Ratios:
Return on average assets (R.O.A.)	0.35%	0.75%	1.12%
Return on average equity (R.O.E.)	4.54%	10.03%	16.04%
Interest rate spread during the period	2.95%	3.45%	3.91%
Net interest margin	3.34%	3.88%	4.23%
Noninterest expense to average assets	3.39%	2.91%	2.62%

Other Ratios and Data:
Average equity to average assets	7.65%	7.46%	7.00%
Allowance for loan losses as a percentage of total loans outstanding	1.24%	1.25%	1.28%
Net (charge offs) recoveries as a percent of average loans	(0.13)%	(0.02)%	0.01%
Nonperforming loans to total loans	0.49%	0.09%	0.33%
Nonperforming loans and foreclosed real estate as a percentage of total assets	0.35%	0.07%	0.25%
Total number of full service banking offices	5	5	4

(1)	All per share amounts reflect the 5% stock dividends paid in March of 2006 and 2007.

B.	General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere herein. This 10-K statement contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include: changes in economic conditions locally and nationally, changes in interest rates, changes in competition, increased losses on loans and changes in laws effecting the Bank and financial institutions in general.

1. Executive Overview. As of December 31, 2007, the Company’s primary asset was the Bank. On January 2, 2007, the Company purchased the assets of HKH Financial Center, Inc. d/b/a Independent Financial Partners (“IFP”), an investment broker/dealer, for $2.0 million in cash. IFP is registered with the National Association of Securities Dealers (“NASD”) and has an established product and brokerage agreement with Raymond James Financial Services, Inc. IFP is operated as a wholly-owned subsidiary of the Company.

Through the Bank, the Company conducts a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Company’s profitability depends most significantly on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds).

Net interest income is dependent on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances. Net interest income is also dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-bearing assets approximate or exceed interest-bearing liabilities, any increase in interest rates generally will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands.

The Company’s profitability is also affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities. Non-interest expenses consist of compensation and benefits, occupancy related expenses (including the expenses of opening branch offices), and other operating expenses.

Through IFP, the Company provides financial planning services, asset allocation, retirement planning, insurance and annuities and legacy planning to individual clients. IFP also provides services to institutional and corporate clients.

2. Trends and Developments Impacting Recent and Future Results. Certain trends emerged and developments have occurred that are important in understanding the Company’s recent results and that are potentially significant in assessing future performance.

Interest Rates. During 2007, the rate of growth in the Company’s loan portfolio slowed compared to prior years, which is attributable to the declining housing market, a reduction in loan and commercial real estate loan production volume and increased competition, although our market analysis showed that loan demand in our market area remains strong. Higher interest rates increased the Company’s borrowing cost which resulted in a reduced Net Interest Margin, which declined to 3.34% from 3.88% in 2006. Recent rate reductions by the Federal Reserve are likely to bolster the demand for loans and refinancings during 2008 and beyond.

Approximately 66.2% of the Bank’s loan portfolio consists of commercial loans, largely secured by real estate, and another 31.9% consists of residential real estate loans. Moreover, approximately 30.7% of the commercial loans are floating rate and 23.9% of the residential real estate loans are floating rate. Thus, approximately 54.6% of the Bank’s total loan portfolio is vulnerable to the potentially negative impact of increases in interest rates on floating rate borrowers. Of the Bank’s total loans maturing over the next five years, 72.6% are due in more than one year. If interest rates would rise, the fixed rate borrowers among them, approximately 45.2% of the total, might have difficulty refinancing their loans when they mature, while the floating rate borrowers, the remaining approximately 54.8%, might have difficulty keeping current on their loans.

The Company continually monitors developments in interest rates and their potential impact on the Bank’s loan portfolio. We stress-test new commercial real estate loans and underwrite adjustable rate mortgages at rates above the current ARM rate. Management believes that the Bank’s mix of fixed/floating and short/long term loans is fairly balanced. The Bank manages interest rate risks through its loan underwriting. During the cycle of rate increases from 2003 through 2007, we did not have any loans that ran into trouble, nor did the Bank experience significant increases in past-dues. We work closely with borrowers to manage interest rate risks. There is no assurance, however, that interest rate changes will not reduce the Bank’s interest spread and cause loan write-offs.

From an asset liability management perspective, the Bank is liability-sensitive, in that our deposits reprice more quickly than loans. Thus, a falling interest rate environment is generally favorable to the Bank’s net interest margin.

Possible Slowdown in Growth in the Bank’s Market Area. The Bank makes loans in and takes deposits from Marion County, its primary market area. The County’s growth rate slowed in late 2007. The real estate market slowed considerably during 2007 with a corresponding increase of unsold homes and a decline in prices. Also, three new banks have opened in the County. As a result, loan and deposit competition has intensified.

On the whole, the Company believes that the underlying strength of the Marion County economy should weather the current slowdown. There is no assurance, however, that the Bank’s earnings and growth will not be affected negatively.

Costs of Being a Public Company. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies. Since a substantial amount of work associated with compliance with Section 404 of Sarbanes-Oxley was completed during 2007, the Company expects to see a reduction in professional and consulting fees during 2008.

C.	Liquidity and Capital Resources.

1. Liquidity. A national bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total non-transaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2007, the Bank significantly exceeded its regulatory liquidity requirements.

The Bank’s primary source of funds during the year ended December 31, 2007, was from:

•	net deposit inflows of $3.7 million; and

•	proceeds from maturities, sales and principal repayments of securities of $10.8 million

At December 31, 2007, the Bank had undisbursed lines-of-credit and construction loans totaling $11.2 million, commitments to extend credit totaling $9.3 million, and standby letters of credit of $812,000.

2. Credit Risk. The Bank’s primary business includes making commercial loans, primarily secured by commercial real estate, and to a lesser extent single family residential loans and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While underwriting guidelines and credit review procedures have been instituted to protect the Bank from avoidable credit losses, some losses will inevitably occur. At December 31, 2007, the Bank had six non-performing loans totaling $751,000 and no foreclosed real estate.

The following table presents information regarding the Bank’s total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loan	Amount	% of Loans to Total Loans
Commercial real estate	$749	42.3%	$805	42.4%	$796	45.2%	$664	50.8%	$518	41.2%
Residential real estate	700	31.9%	573	30.2%	566	29.0%	472	28.7%	368	33.7%
Construction and land development	287	17.8%	381	20.0%	376	18.9%	314	9.0%	245	9.8%
Commercial	116	6.1%	100	5.2%	98	4.4%	82	8.7%	64	11.8%
Consumer	35	1.9%	40	2.2%	40	2.5%	34	2.8%	26	3.5%

Total allowance for loan losses	$1,887	100.0%	$1,899	100.0%	$1,876	100.0%	$1,566	100.0%	$1,221	100.0%

The following table sets forth information with respect to activity in the Bank’s allowance for loan losses (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Average loans outstanding	$155,593	$148,809	$140,152	$114,885	$89,837

Allowance at beginning of period	$1,899	$1,877	$1,566	$1,222	$853

Charge-offs	(291)	(106)	—	(89)	(26)
Recoveries	92	70	14	75	70

Net (charge-offs) recoveries	(199)	(36)	14	(14)	44

Provision for loan losses charged to operating expenses	187	58	297	358	325

Allowance at end of period	$1,887	$1,899	$1,877	$1,566	$1,222

Net (charge-offs) recoveries to average loans outstanding	(0.13)%	(0.02)%	0.01%	(0.01)%	0.05%

Allowance as a percent of total loans	1.22%	1.25%	1.28%	1.25%	1.25%

Allowance as a percent of nonperforming loans	251%	1,386%	392%	181%	256%

Total loans at end of period	$154,106	$152,030	$146,567	$125,260	$97,770

Nonperforming loans	$751	$137	$479	$867	$478

3. Nonperforming Assets. The Bank has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. These procedures include a credit analysis for all commercial credit relationships over $100,000, with loans over $750,000 requiring approval by the Finance Committee of the Board of Directors. The Board of Directors reviews all new and renewed loans on a monthly basis. The Bank also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Bank’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit or general economic conditions.

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

At December 31, 2007, 2006, 2005, 2004 and 2003, the Bank had $751,000, $137,000, $479,000, $867,000 and $478,000, respectively, in non-accruing loans, respectively, which were contractually past due 90 days or more.

At December 31, 2007, we held the 21-acre parcel as collateral on an impaired loan with a balance of $1.4 million. On March 4, 2008, we received an appraisal on the property which placed the value at $1.2 million. Our first quarter earnings will, therefore, be reduced by about $200,000 which will be charged to provision for loan loss expense. Management believes that the property will be acquired and booked as an asset in other real estate owned.

At December 31, 2007, 2006, 2005, 2004 and 2003, the Bank had no other non-performing assets.

4. Loan Portfolio Composition. Commercial real estate loans (including owner-occupied) comprise the largest group of loans in the Bank’s loan portfolio, amounting to $65.3 million or 42.3% of the total loan portfolio as of December 31, 2007. Residential real estate loans, including second mortgage lines-of-credit, comprise the second largest group, amounting to $49.2 million, or 31.9% of the total loan portfolio. Construction and land development is the third largest group, at $27.4 million, or 17.8%. Commercial and consumer loans comprise the remaining $12.3 million, or 8.0%, of total loans.

The following table sets forth the composition of the Bank’s loan portfolio (dollars in thousands):

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate*	$65,251	42.3%	$64,466	42.4%	$66,196	45.2%	$63,598	50.8%	$40,295	41.2%
Residential real estate and home equity	49,154	31.9%	45,838	30.2%	42,551	29.0%	35,958	28.7%	32,936	33.7%
Construction and land development	27,379	17.8%	30,475	20.0%	27,646	18.9%	11,293	9.0%	9,553	9.8%
Commercial	9,456	6.1%	7,976	5.2%	6,573	4.4%	10,953	8.7%	11,580	11.8%
Consumer	2,866	1.9%	3,275	2.2%	3,601	2.5%	3,458	2.8%	3,406	3.5%

Subtotal	154,106	100.0%	152,030	100.0%	146,567	100.0%	125,260	100.0%	97,770	100.0%

Subtract:
Net deferred loan fees	(127)		(146)		(158)		(125)		(84)
Allowance for loan losses	(1,887)		(1,899)		(1,877)		(1,566)		(1,222)

Loans, net	$152,092		$149,985		$144,532		$123,569		$96,464

*	Includes owner-occupied

5. Securities. According to Financial Accounting Standards No. 115, a securities portfolio is categorized as “held to maturity,” “available for sale” or “trading.” Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity and are carried at amortized cost. Securities available for sale represent those securities which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses being reported as a separate component of shareholders equity. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. The Bank does not maintain a trading securities portfolio.

The following table sets forth the book value of the Bank’s securities portfolio (dollars in thousands). All of the Bank’s mortgage-backed securities are issued by FNMA and GNMA:

	Year Ended December 31,
	2007	2006	2005
Securities available for sale:
U.S. Government agency securities	$998	$965	$964
Mortgage-backed securities	23,301	25,556	25,213
Municipal bonds	15,086	14,475	8,475
Commercial paper and time deposits	2,101	—	—

Total	$41,486	$40,996	$34,652

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio as follows (dollars in thousands).

	One Year or Less		After One Year to Five Years		After Five Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
At December 31, 2007:
Securities available for sale:
U.S. Government agency securities	$—	—%	$998	4.00%	$—	—%	$998	4.00%
Municipal bonds	—	—	1,053	3.06%	14,033	3.92%	15,086	3.97%
Commercial paper and time deposits	2,101	4.33%	—	—	—	—	2,101	4.33%
Mortgage-backed securities and related instruments	5,379	4.82%	8,885	4.81%	9,037	4.70%	23,301	4.77%

Total	$7,480	4.60%	$10,936	3.32%	$23,070	4.50%	$41,486	4.44%

For purposes of the maturity table, mortgage-backed securities and related instruments, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. These securities may prepay earlier than their weighted-average contractual maturities because of principal prepayments.

6. Regulatory Capital Requirements. The Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholder’s equity.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of regulatory capital (as defined in the regulations). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$19,116	12.1%	$12,600	8.0%	$15,750	10.0%
Tier I Capital (to Risk-Weighted Assets)	17,229	10.9%	6,300	4.0%	9,450	6.0%
Tier I Capital (to Average Assets)	17,229	8.0%	8,643	4.0%	10,803	5.0%
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$18,180	11.7%	$12,442	8.0%	$15,557	10.0%
Tier I Capital (to Risk-Weighted Assets)	16,281	10.5%	6,223	4.0%	9,334	6.0%
Tier I Capital (to Average Assets)	16,281	7.7%	8,504	4.0%	10,630	5.0%

7. Market Risk. Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15 to the consolidated financial statements.

The Bank’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while adjusting the Bank’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Bank relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Bank’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank does not engage in trading activities.

8. Asset and Liability Structure. The following table sets forth certain information relating to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2007, that are estimated to mature or are scheduled to re-price within the period shown (dollars in thousands):

	Three Months	More Than three Months to Six Months	More Than Six Months to One Year	More Than One Year to Five Years	More Than Five Years to Ten Years	Over Ten Years	Total
Loans(1))	$40,709	$7,230	$17,145	$72,065	$6,922	$10,035	$154,106
Securities available for sale (2)	606	1,582	—	2,655	2,971	33,672	41,486
Other securities (3)	3,442	—	—	—	—	1,163	4,605

Total rate-sensitive assets	44,757	8,812	17,145	74,720	9,893	44,870	200,197

Deposit Accounts(4)	—	—	—	—	—	—	—
Savings, NOW and money-market deposits	81,375	—	—	—	—	—	81,375
Time deposits(4)	15,462	22,500	28,348	17,427	—	—	83,737
Other borrowings(5)	2,341	—	—	5,000	5,000	2,062	14,403

Total rate-sensitive liabilities	99,178	22,500	28,348	22,427	5,000	2,062	179,515

GAP re-pricing differences	(54,421)	(13,688)	(11,203)	52,293	4,893	42,808	20,682
Cumulative GAP	(54,421)	(68,109)	(79,312)	(27,019)	(22,126)	20,682
Cumulative GAP/total assets	(25.2)%	(31.6)%	(36.8)%	(12.5)%	(10.3)%	9.6%

(1)

In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled according to their respective repricing and maturity dates.

(3)	Includes federal funds sold and interest-bearing deposits with banks and FHLB and FRB stock.

(4)	Savings, NOW and money-market deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

(5)	Other borrowings include Federal Home Loan bank advances, junior subordinated debentures and other borrowings.

The following table reflects the contractual principal repayments by period of the Bank’s loan portfolio at December 31, 2007 (in thousands):

	Commercial Real Estate	Residential Real Estate	Construction and Land Development	Commercial	Consumer	Total
Due within one year	$30,164	$13,869	$16,053	$4,300	$698	$65,084
Due after one through five years	33,046	24,533	7,758	4,744	1,984	72,065
Due after 5 years	2,041	10,752	3,568	412	184	16,957

Total	$65,251	$49,154	$27,379	$9,456	$2,866	$154,106

At December 31, 2007, of the $89.0 million of loans due after one year 58% of such loans have fixed rates of interest and 42% have adjustable rates.

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

The Bank generally originates loans located in its primary geographical lending area in Marion and Sumer County, Florida. Loan originations by the Bank are attributable to depositors, other existing customers and advertising. The Bank’s residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to investors in the secondary market.

The following table sets forth total loans originated, sold and repaid (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Originations
Commercial	$29,119	$27,427	$51,085	$63,324	$21,859
Residential real estate	8,146	12,628	27,261	15,883	6,235
Consumer second mortgage and equity lines of credit	1,564	1,493	2,487	4,400	2,383

Total loans originated	38,829	41,548	80,833	83,607	30,477
Less:
Principal reductions	32,170	32,083	56,002	53,238	9,661
Loans sold	4,583	4,002	3,524	2,879	8,297

Increase in total loans	$2,076	$5,463	$21,307	$27,490	$12,519

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

Deposits are attracted principally from our primary geographic market area, Marion and Sumter County, Florida. A broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts) are offered. Certificate of deposit rates and maturities are established to match the rates and maturities of earning assets. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Commercial banking relationships have been emphasized in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set weekly by management based on a review of the Bank’s funding needs, deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

At December 31, 2007, the Bank had $83.7 million in certificates of deposits which have a weighted interest rate of 5.02%. These certificates of deposit have terms ranging from seven days to a maximum of five years. The Bank no longer offers certificate of deposit products with extended maturities. The Bank does not currently have any brokered deposits among its liabilities.

The following table shows the distribution of, and certain other information relating to, the Bank’s deposit accounts by type (dollars in thousands):

	At December 31,
	2007		2006		2005
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$18,055	9.9%	$19,053	10.6%	$24,414	14.8%
Savings, NOW and money- market deposits	81,375	44.4	81,005	45.1	78,290	47.6

Subtotal	99,430	54.3	100,058	55.7	102,704	62.4

Time deposits:
0.84% - 2.99%	347	0.2	764	0.4	14,433	8.8
3.00% - 3.99%	1,998	1.1	6,061	3.4	28,971	17.6
4.00% - 4.99%	30,279	16.5	25,606	14.3	17,099	10.4
5.00% - 5.99%	51,113	27.9	44,700	24.9	1,420	0.9
6.00% - 6.99%	—	—	2,297	1.3	—	—

Total certificates of deposit	83,737	45.7	79,428	44.3	61,923	37.7

Total deposits (1)	$183,167	100.0%	$179,486	100.0%	$164,627	100.10%

(1)	The deposit portfolio does not contain a concentration from any one depositor or related group of depositors.

Scheduled maturities of jumbo certificates ($100,000 and over) at December 31, 2007 is as follows (dollars in thousands):

Due three months or less	$7,097
Due over three months to six months	12,402
Due over six months to one year	—
Due over one year	23,050

Total	$42,549

The following table sets forth the net deposit flows of the Bank during the periods indicated (dollars in thousands):

	At December 31,
	2007	2006	2005
Net increase (decrease) before interest credited	$(2,689)	$10,028	$12,658
Net interest credited	6,370	4,831	3,412

Net deposit increase (decrease)	$3,681	$14,859	$16,070

The following table sets forth the average balance and weighted average rates for the Bank’s categories of deposits for the period indicated ($ in thousands):

	At December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$19,884	—%	$23,852	—%	$22,774	—%
Savings, NOW and money market deposits	82,248	2.75%	79,410	2,24%	74,991	1.18%
Time deposits	81,371	5.05%	70,643	4.32%	64,794	3.05%

Total average deposits	$183,503	3.47%	$173,905	2.78%	$162,559	1.76%

D.	Results of Operations

1. Average Yield. The following table sets forth, for the periods indicated, information regarding the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; net interest income; interest-rate spread; and net interest margin.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$155,593	$11,730	7.54%	$148,809	$11,175	7.51%	$140,152	$9,765	6.97%
Securities	40,603	1,849	4.55	36,191	1,421	3.93	36,210	1,170	3.23
Other interest-earning assets (2)	3,150	181	5.75	5,502	401	7.29	4,279	183	4.28

Total interest-earning assets	199,346	13,760	6.90	190,502	12,997	6.82	180,641	11,118	6.15
Noninterest-earning assets	18,213			16,700			12,904

Total assets	$217,559			$207,202			$193,545

Interest-bearing liabilities:
Savings, NOW and money market deposits	$82,248	2,261	2.75	$79,410	1,778	2.24	$74,991	894	1.19
Time deposits	81,371	4,109	5.05	70,643	3,053	4.32	64,794	1,961	3.03
Borrowed funds(3)	16,066	736	4.58	16,548	780	4.71	15,765	624	3.96

Total interest-bearing liabilities	179,685	7,106	3.95	166,601	5,611	3.37	155,550	3,479	2.24
Noninterest-bearing demand deposits	19,884			23,852			22,774
Noninterest-bearing liabilities	1,351			1,301			1,664
Stockholders’ equity	16,639			15,448			13,557

Total liabilities and stockholders’ equity	$217,559			$207,202			$193,545

Net interest income		$6,654			$7,386			$7,639

Interest-rate spread (4)			2.95%		3.45%			3.91%

Net interest margin (5)			3.34%		3.88%			4.23%

Ratio of average interest- earning assets to average interest- bearing liabilities			1.11		1.14			1.16

(1)	Includes loans on non-accrual status.

(2)	Includes federal funds sold and interest-bearing deposits with banks.

(3)	Includes Federal Home Loan Bank advances, junior subordinated debentures, notes payable and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

2. Rate/Volume Analysis. The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in rate (change in rate multiplied by prior volume);

•	changes in volume (change in volume multiplied by prior rate); and,

•	changes in rate-volume (change in rate multiplied by change in volume) (in thousands).

	Twelve Months Ended December 31,
	2007				2006
	Increase (Decrease) Due To
	Rate	Volume	Rate- Volume	Total	Rate	Volume	Rate- Volume	Total
Interest-earning assets:
Loans	44	509	2	555	760	603	47	1,410
Securities	227	173	28	428	252	(1)	—	251
Other interest-earning assets	(85)	(171)	36	(220)	129	52	37	218

Sub-total	186	511	66	763	1,141	654	84	1,879

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	405	64	14	483	785	53	46	884
Time deposits	514	464	78	1,056	839	177	76	1,092
Borrowed funds	(22)	(23)	1	(44)	119	31	6	156

Sub-total	897	505	93	1,495	1,743	261	128	2,132

Total	711	6	27	(732)	602	393	44	(253)

3. Comparison of Years Ended December 31, 2007 and 2006.

General. Net earnings for the year ended December 31, 2007 was $756,000 or $0.61 per basic and diluted earnings per share compared to net earnings of $1,549,000 or $1.25 per basic and diluted for the year ended December 31, 2006. The decrease in earnings is attributable primarily to the increased cost of funds due to interest rate compression. Total interest expense increased 26.6% from 2006 to 2007, while interest income only grew 5.9% during the same period. The Bank’s efficiency ratio increased to 87.7%, down from 72.0% in 2006. The efficiency ratio is computed by dividing non-interest operating expenses by net interest income plus non-interest income and is designed to measure productivity, i.e. the level of operating expenses required by the Bank to generate one dollar of interest income. The efficiency ratio declined because the employee count and other costs attributable to the new branch and SEC compliance grew at a faster pace than net interest income.

Interest Income and Expense. Interest income increased by $0.8 million from $13.0 million for the year ended December 31, 2006 to $13.8 million for the year ended December 31, 2007. Interest income on loans increased $0.6 million due to an increase in the weighted-average yield of the average loan portfolio of three basis points and an increase in the average loan portfolio balance of $6.8 million. Interest on securities increased $0.4 million due to an increase in the average yield of 62 basis points from 3.93% in 2006 to 4.55% in 2007.

Interest expense on interest-bearing deposits increased $1.5 million due to an increase in the average balance of interest-bearing deposits in 2007 compared to 2006 of $13.6 million and an increase in the rate paid on deposit accounts from 3.22% in 2006 to 3.87% in 2007. Interest expense on other borrowings decreased $44,000 primarily due to a decrease in the average balance of other borrowings from $16.5 million in 2006 to $16.1 million in 2007.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market area, and other factors related to the collectibility of the loan portfolio. There was a $187,000 provision recorded for the year ended December 31, 2007 compared to $58,000 in 2006. At December 31, 2007, the allowance for loan losses was $1.9 million.

Non-interest Income. Non-interest income increased from $980,000 in 2006 to $1.7 million in 2007 primarily due to the sale of a non-essential operations building and the additional brokerage income generated by Independent Financial Partners of $618,000, which was acquired in January 2007.

Non-interest Expense. Total non-interest expense increased to $7.4 million for the year ended December 31, 2007 compared to $6.0 million in 2006. The increase is primarily a result of the acquisition of Independent Financial Partners, which added $588,000 in costs, business development costs, data processing and the cost of operating and supplying a new branch. Employee compensation and benefits increased $681,000 due primarily to the addition of Independent Financial Partners and Bank support staff.

4. Comparison of Years Ended December 31, 2006 and 2005.

General. Net earnings for the year ended December 31, 2005 was $2,175,000 or $1.76 per basic and diluted earnings per share compared to net earnings of $1,549,000 or $1.25 per basic and diluted for the year ended December 31, 2006. The decrease in earnings is attributable primarily to the increased cost of funds due to interest rate compression. Total interest expense increased 61% from 2005 to 2006, while interest income only grew 17% during the same period. The Bank’s efficiency ratio declined to 72.03%, down from 58.24% in 2005. The efficiency ratio is computed by dividing non-interest operating expenses by net interest income plus non-interest income and is designed to measure relative employer productivity, i.e. how much operating expenses it took the Company to generate one dollar of interest income. The efficiency ratio declined because the employee count and other costs attributable to the new branch and SEC compliance grew at a faster pace than net interest income.

Interest Income and Expense. Interest income increased by $1.9 million from $11.1 million for the year ended December 31, 2005 to $13.0 million for the year ended December 31, 2006. Interest income on loans increased $1.4 million due to an increase in the weighted-average yield of the average loan portfolio of 54 basis points and an increase in the average loan portfolio balance of $8.7 million. Interest on securities increased $0.3 million due to an increase in the average yield of 70 basis points from 3.23% in 2005 to 3.93% in 2006.

Interest expense on interest-bearing deposits increased $2.0 million due to an increase in the average balance of interest-bearing deposits in 2006 compared to 2005 of $10.3 million and an increase in the rate paid on deposit accounts from 2.0572% in 2005 to 4.321% in 2006. Interest expense on other borrowings increased $156,000 primarily due to an increase in the average balance of other borrowings from $15.8 million in 2005 to $16.5 million in 2006.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market area, and other factors related to the collectibility of the loan portfolio. There was a $58,000 provision recorded for the year ended December 31, 2006 compared to $297,000 in 2005. At December 31, 2006, the allowance for loan losses was $1,899,000.

Non-interest Income. Non-interest income decreased from $1,052,000 in 2005 to $980,000 in 2006 primarily due to decreased non-sufficient fund charges on deposit amounts in 2006 compared to 2005 due to closer management of overdrawn accounts by depositors and Bank monitoring.

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

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are attached as Exhibit 99.1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) and internal control over financial reporting (as defined in Exchange Act Rule 15d-14) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal controls over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c)	Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(d)	Limitations on the Effectiveness of Controls

Our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that our financial reporting, disclosure controls and other internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of the system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2007, but was not reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s principal executive and financial officers, controller and persons performing similar functions. A copy of the Code of Ethics is attached to this Report.

The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2008 annual meeting, including the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2008 annual meeting, including the information set forth under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2008 annual meeting, including the information set forth under the captions “Beneficial Ownership of the Company’s Common Stock.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2008 annual meeting, including the information set forth under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2008 annual meeting, including the information set forth under the caption “Fees Paid to Independent Auditors.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Sequential Description
3(i)	Articles of Incorporation of Registrant, incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-SB, filed on April 21, 2006.

3(ii)	Bylaws of Registrant, incorporated by reference to Exhibit 3.2 of Registration Statement on Form 10-SB, filed on April 21, 2006.

14	Code of Ethics

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1	Financial Statements

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

Date: March 19, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark A. Imes Mark A. Imes	President, Chief Executive Officer and Director	March 19, 2008

/s/ Charles H. Deters Charles H. Deters	Director	March 19, 2008

/s/ Jeremy J. Deters Jeremy J. Deters	Director	March 19, 2008

David Dizney	Director	March 19, 2008

/s/ Robert A. Ellinor Robert A. Ellinor	Director	March 19, 2008

/s/ Billy G. Gadd Billy G. Gadd	Director	March 19, 2008

/s/ Digvijay L. Gaekwad Digvijay L. Gaekwad	Director	March 19, 2008

Signature	Title	Date

Deborah A. Klugger	Director	March 19, 2008

/s/ John L. Peterson, D.V.M. John L. Peterson, D.V.M.	Chairman of the Board of Directors	March 19, 2008

/s/ Lanford T. Slaughter, D.D.S. Lanford T. Slaughter, D.D.S.	Director	March 19, 2008

/s/ Frank E. Stafford, C.P.A. Frank E. Stafford, C.P.A.	Director	March 19, 2008

Michael J. Webb, M.D.	Director	March 19, 2008