Form 10-Q
period 2008-03-31
Independent BancShares, Inc.
filed 2008-05-14
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

Or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-51920

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

Common stock outstanding as of May 8, 2008:

Common stock, $2.00 par value 1,235,644 shares

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2008	At December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$4,997	$5,287
Interest-earning deposits	76	6
Federal funds sold	6,922	3,436

Cash and cash equivalents	11,995	8,729
Securities available for sale	43,251	41,486
Loans, net of allowance for loan losses of $1,755 and $1,888	151,538	152,092
Foreclosed real estate	200	—
Accrued interest receivable	986	1,057
Premises and equipment, net	7,968	7,841
Federal Home Loan Bank stock	925	926
Federal Reserve Bank stock	237	237
Goodwill	1,525	1,525
Customer intangible, net	357	375
Other assets	1,481	1,447

Total assets	$220,463	$215,715

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$19,352	$18,055
NOW, money-market and savings deposits	76,187	81,375
Time deposits	91,742	83,737

Total deposits	187,281	183,167
Federal Home Loan Bank advances	10,000	10,000
Junior Subordinated Debenture	2,062	2,062
Other borrowings	2,681	2,341
Accrued interest payable and other liabilities	1,348	937

Total liabilities	203,372	198,507

Stockholders’ equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,235,644 shares issued and outstanding	2,471	2,471
Additional paid-in capital	8,831	8,831
Retained earnings	5,801	5,969
Accumulated other comprehensive loss	(12)	(63)

Total stockholders’ equity	17,091	17,208

Total liabilities and stockholders’ equity	$220,463	$215,715

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Interest income:
Loans	$2,642	$2,870
Securities	466	449
Other	45	48

Total interest income	3,153	3,367

Interest expense:
Deposits	1,489	1,523
Borrowings	149	187

Total interest expense	1,638	1,710

Net interest income	1,515	1,657
Provision for loan losses	322	—

Net interest income after provision for loan losses	1,193	1,657

Noninterest income:
Service charges on deposit accounts	123	117
Brokerage fees	128	121
Other	147	116

Total noninterest income	398	354

Noninterest expense:
Salaries and employee benefits	1,073	1,003
Occupancy and equipment	204	175
Data processing	168	119
Advertising and business development	60	45
Directors fees	40	40
Stationery and supplies	27	35
Other	362	295

Total noninterest expense	1,934	1,712

(Loss) earnings before income taxes	(343)	299
Income taxes (benefit)	(175)	44

Net (loss) earnings	$(168)	$255

(Loss) earnings per share – basic	$(0.14)	$0.21

Cash dividends per share	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Amount
Balance at December 31, 2006	1,176,975	$2,354	$7,517	$6,649	$(359)	$16,161

Comprehensive income:
Net earnings (unaudited)	—	—	—	255	—	255

Change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	105	105

Comprehensive income (unaudited)						360

5% stock dividend (unaudited)	58,669	117	1,314	(1,431)	—	—

Cash in lieu of shares (unaudited)	—	—	—	(5)	—	(5)

Balance at March 31, 2007 (unaudited)	1,235,644	$2,471	$8,831	$5,468	$(254)	$16,516

Balance at December 31, 2007	1,235,644	$2,471	$8,831	$5,969	$(63)	$17,208

Comprehensive loss:
Net loss (unaudited)	—	—	—	(168)	—	(168)

Change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	51	51

Comprehensive loss (unaudited)						(117)

Balance at March 31, 2008 (unaudited)	1,235,644	$2,471	$8,831	$5,801	$(12)	$17,091

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(168)	$255
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	89	80
Provision for loan losses	322	—
Net amortization of premiums and discounts on securities	(43)	68
Amortization of customer intangible	18	18
Net decrease (increase) in accrued interest receivable	71	(141)
Net increase in other assets	(65)	(88)
Net increase (decrease) in accrued interest payable and other liabilities	411	(2,454)

Net cash provided by (used in) operating activities	635	(2,262)

Cash flows from investing activities:
Purchase of securities available for sale	(3,970)	(3,817)
Maturities, sales, and principal repayments of securities available for sale	2,330	2,572
Loan principal repayments, net of originations	32	(5,362)
Purchase of premises and equipment	(216)	(83)
Redemption of Federal Home Loan Bank stock	1	9
Purchase of assets of HKH	—	(2,019)

Net cash used in investing activities	(1,823)	(8,700)

Cash flows from financing activities:
Net increase in deposits	4,114	615
Net increase in other borrowings	340	3,070
Cash in lieu of fractional shares	—	(5)

Net cash provided by financing activities	4,454	3,680
Net increase (decrease) in cash and cash equivalents	3,266	(7,282)
Cash and cash equivalents at beginning of period	8,729	12,277

Cash and cash equivalents at end of period	$11,995	$4,995

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,600	$1,739

Taxes	$—	$—

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$51	$105

Transfer of loan to foreclosed real estate	$200	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc., doing business as Independent Financial Partners (“IFP”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank and IFP. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. IFP is a financial services company registered with the National Association of Securities Dealers (“NASD”). IFP has an established product and brokering agreement with Raymond James Financial Services, Inc.

2. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$1,888	$1,899
Provision for loan losses	322	—
Net, (charge-offs) and recoveries	(455)	(3)

Ending balance	$1,755	$1,896

Nonaccrual and past due loans are as follows (in thousands):

	At March 31, 2008	At December 31, 2007
Nonaccrual loans	$1,522	$751
Past due ninety days or more, still accruing	—	—

	$1,522	$751

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses (continued).

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2008	At December 31, 2007
Gross loans with a related allowance for loan loss recorded	$1,671	$2,328
Less: Allowance on these loans	(20)	(164)

Net investment in impaired loans	$1,651	$2,164

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	At March 31, 2008	At December 31, 2007
Average investment in impaired loans	$2,031	$1,040

Interest income recognized on impaired loans	$5	$95

Interest income received on impaired loans	$6	$1

3. (Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,644 shares during the three-month periods ended March 31, 2008 and 2007, respectively. There is no dilution to basic earnings per share because the Company does not have any common stock equivalents. All per share amounts reflect the 5% stock dividends paid in March, 2007.

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2008, of the Bank’s actual capital and related capital ratios ($ in thousands).

	Actual		Minimum Amount and Ratio to Remain Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Capital (to Risk-Weighted Assets) Bank	$18,854	11.2%	$16,850	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$17,100	10.1%	$10,110	6.0%

Tier 1 Capital (to Average Assets) Bank	$17,100	7.9%	$10,830	5.0%

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

5. Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in operations when they occur.

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value As of March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$43,251	$—	$43,251	$—

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

5. Fair Value Measurements (continued).

The fair values of the Company’s securities available for sale are determined by third party service providers utilizing various methods dependent upon the specific type of investment. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices or securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation,, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

Our listing of financial assets and liabilities subject to fair value measurements on a non-recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Total Gains (Losses) In Operations
Impaired Loans	$1,170	$—	$—	$1,170	$(268)	$(268)

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price, or at the fair value of the loans collateral, if the loan is collateral dependent. If a loan is determined to be collateral dependent, the fair value of the collateral is determined by appraisals or independent valuation adjusted for costs related to the liquidation of the collateral.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Independent BancShares, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Independent BancShares, Inc. and Subsidiaries (the “Company”) as of March 31, 2008, the related condensed consolidated statements of operations, cash flows and stockholders’ equity for the three-month periods ended March 31, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 14, 2008

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Forward Looking Statements

This Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Among these risks are regional and national economic conditions, competitive and regulatory factors, legislative changes, mortgage-interest rates, cost and availability of borrowed funds, our ability to sell mortgages in the secondary market, and housing sales and values. These risks and uncertainties are contained in the Company’s filings with the SEC, available via EDGAR. The Company assumes no obligation to update forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such forward-looking statements.

General

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc., doing business as Independent Financial Partners (“IFP”) (collectively, the “Company”). In 2000, the Holding Company elected financial holding company status. Its primary business activity has been the operation of the Bank and IFP. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. IFP is a financial services company registered with the National Association of Securities Dealers (“NASD”). IFP has an established product and brokering agreement with Raymond James Financial Services, Inc. As a fully reporting company, our common stock tracks on the Over-the-Counter Bulletin Board under the symbol “IBFL”.

The Bank provides a variety of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, on-line banking, electronic statements and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Pulse, Presto and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

In addition to the foregoing services, the offices of the Company provide customers with extended banking hours. The Company does not have trust powers and, accordingly, no trust services are provided.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

The revenues of the Bank are primarily derived from interest on, and fees received in connection with loans, and from interest and dividends from investment securities. The principal sources of funds for the Bank’s lending activities are its deposits and borrowings, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

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

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2008 was from a net increase in deposits of $4.1 million and principal repayments of $2.3 million on securities available for sale. Cash was used primarily to purchase investments of $4.0 million. At March 31, 2008, the Bank exceeded its regulatory liquidity requirements.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at March 31, 2008 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$8,153

Commitments to extend credit	$15,233

Standby letters of credit	$319

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007
Average equity as a percentage of average assets	7.91%	7.65%	7.58%
Total equity to total assets at end of period	7.75%	7.98%	7.64%
Return on average assets (1)	(.31)%	.35%	.47%
Return on average equity (1)	(3.90)%	4.54%	6.24%
Noninterest expense to average assets (1)	3.55%	3.39%	3.18%
Nonperforming loans and foreclosed real estate as a percentage of total assets	.76%	.35%	.20%

(1)	Annualized for the three months ended March 31, 2008 and 2007.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$150,934	$2,642	7.00%	$152,592	$2,870	7.52%
Securities	41,740	466	4.47	42,432	449	4.23
Other interest-earning assets (1)	6,033	45	2.98	3,239	48	5.93

Total interest-earning assets	198,707	3,153	6.35	198,263	3,367	6.79

Noninterest-earning assets	19,043			17,249

Total assets	$217,750			$215,512

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$78,168	$416	2.13	$83,394	$560	2.69
Time deposits	88,344	1,073	4.86	77,735	963	4.96

Total interest-bearing deposits	166,512	1,489	3.58	161,129	1,523	3.78
Borrowed funds	14,224	149	4.19	15,665	187	4.77

Total interest-bearing liabilities	180,736	1,638	3.63	176,794	1,710	3.87

Noninterest-bearing demand deposits	18,792			21,220
Noninterest-bearing liabilities	1,006			1,164
Stockholders’ equity	17,216			16,334

Total liabilities and stockholders’ equity	$217,750			$215,512

Net interest income		$1,515			$1,657

Interest-rate spread			2.72%			2.92%

Net interest margin (2)			3.05%			3.34%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.12

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General Operating Results. Net loss for the quarter ended March 31, 2008 was ($168,000) or ($0.14) per basic share compared to net earnings of $255,000, or $0.21 per basic share for the quarter ended March 31, 2007. The first quarter 2008 loss was caused by credit – related expenses including a $322,000 provision for loan losses prompted by partial charge offs on two land loans and $75,000 of interest charged off for loans that moved to non – accrual status.

First quarter earnings were adversely impacted by the interest charge off noted above and lower loan balances that generated less interest income. The Bank has increased its short term interest bearing deposits and Fed Funds sold. While this adversely impacts interest income, it bolsters liquidity. The Bank does not have any sub-prime securities in its investment portfolio. The increased level of liquidity and conservative nature of investments help offset the increased level of risk in the loan portfolio. The Bank does not use brokered deposits and its loan to deposit ratio is 82%. Fed Funds sold increased to $6.9 million at March 31, 2008 compared to $250,000 at March 31, 2007. Interest expense was also impacted by a shift of nearly $2.5 million of non – interest bearing deposits to time deposits and an increase in time deposits.

In order to offset the reduced spread and the increased credit costs, the Bank has increased its focus on strategic initiatives involving personal wealth management, merchant service products and electronic business banking designed to add long-term value to our franchise and enhance customer loyalty, particularly among small business owners. We are encouraged by the loyalty our customers have demonstrated as our deposits and assets grew during the first quarter by 2.25% and 2.20%, respectively. Our non – interest income grew 12.4% compared to the quarter ended March 31, 2007.

Interest Income. Interest income declined $214,000 to $3.2 million for the three-month period ended March 31, 2008, compared to $3.4 million for the three-month period ended March 31, 2007. As noted above, $75,000 was attributed to the charge off of previously accrued interest and a reduction in loans outstanding. The decline in the average yield earned on interest-earning assets (6.35%, for the three months ended March 31, 2008 compared to 6.79%, for the three months ended March 31, 2007) was caused by reduced interest rates and the migration of earning assets from higher yielding loans to lower yielding short term deposits and Fed Funds.

Interest Expense. Interest expense decreased $72,000, from $1.7 million for the three-month period ended March 31, 2007, to $1.6 million for the three-month period ended March 31, 2008. The lower expense was due primarily to a decrease in the average cost of interest-bearing liabilities from 3.87% for the three months ended March 31, 2007 to 3.63% for the comparable 2008 period. The decline in cost offset an increase of $10.6 million in average time deposit balances. Total average interest bearing deposits grew $5.4 million, to $166.5 million for the three months ended March 31, 2008, up from $161.1 million for the three month period ending March 31, 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007, Continued

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions of $322,000 and $0, for the three-month periods ended March 31, 2008 and 2007, respectively. During the three month period ending March 31, 2008, the Company posted net charge-offs of $455,000 to the allowance for loan loss reserve, due primarily to loans that were determined to be uncollectible. One property was accepted in lieu of foreclosure and is shown on the balance sheet at the fair market value of $200,000. At the end of the quarter, the allowance for loan losses was $1,755,000 or 1.14% of gross loans. Management is aggressively working on its collection effort and is increasing the level of monitoring for commercial real estate and investment real estate. The company has also redeployed staff from loan sales to loan monitoring. Management believes the balance in the allowance for loan losses, of $1,755,000 at March 31, 2008, is adequate.

Approximately one third of the loan portfolio is single family consumer mortgages. Since the bank never participated in any type of subprime lending, the Bank has not foreclosed a consumer mortgage in four years. The five year loss history for consumer mortgages is 0.00%.

Noninterest Income. Noninterest income increased $44,000 during the first quarter of 2008, compared to 2007. The increase is primarily attributable to an increase in the collection rate on non-sufficient fund charges and fee income from the sale of residential mortgage loans originated in 2008.

Noninterest Expense. Noninterest expense increased $222,000, from $1.7 million for the three month period ending March 31, 2007, to $1.9 million for the three-month period ended March 31, 2008. The increase was attributable to an increase of $97,000 in salaries and employee benefits, $29,000 in occupancy costs, $49,000 in data processing, $15,000 in advertising and business development, and an increase in FDIC assessments.

Income Taxes. The Company benefited from an income tax credit of $175,000 for the first quarter of 2008, on a pre-tax loss of $343,000, compared to income tax expense of $44,000 for the three-month period ended March 31, 2007, on pre-tax income of $299,000. The effective tax benefit for first quarter of 2008 was 51%, and the tax rate for the first quarter of 2007 was 14.7%.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that our financial reporting, disclosure controls and other internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override or the control.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceeding to which the Holding Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer, and Chief Financial Officer

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/s/ Mark A. Imes
Name:	Mark A. Imes, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dennis M. Clarke
Name:	Dennis M. Clarke, Chief Financial Officer
(Principal Financial and Accounting Officer)