Form 10-K/A
period 2007-12-31
Independent BancShares, Inc.
filed 2008-05-23
CIK 1357528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

The aggregate market value of the issuer’s Common Stock held by non-affiliates is approximately $12,966,848, based on the June 29, 2007, closing price of the Common Stock of $23.00 per share as reported on the Over-the-Counter Bulletin Board (“OTCBB”). For the purpose of this determination, directors, executive officers and holders of 10% or more of the outstanding shares of Common Stock were considered affiliates.

As of March 28, 2008, there were issued and outstanding 1,235,644 shares of the issuer’s Common Stock.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Registrant’s definitive proxy statement to be filed for the Company’s 2008 Annual Meeting of shareholders.

Explanatory Note

Independent BancShares, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on March 31, 2008 (“Original Filing”), to correct the aggregate fair market value of the Company’s common stock held by non-affiliates. Except for this correction, no other information in the Original Filing is being amended by this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosures in this Amendment to reflect any events which occurred at a date subsequent to the Original Filing.

Part II.

Item 15. Exhibits and Financial Statement Schedules	1

Signatures	2

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Sequential Description
3(i)	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-SB, filed on April 21, 2006).

3(ii)	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement on Form 10-SB, filed on April 21, 2006).

14	Code of Ethics (incorporated by reference to the 2007 10-K).

21	Subsidiaries of Registrant (incorporated by reference to the 2007 10-K).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to the 2007 10-K).

99.1	Financial Statements (incorporated by reference to the 2007 10-K).

1

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANCSHARES, INC. (Registrant)

BY:	/s/ Mark A. Imes
Mark A. Imes, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. Clarke
Dennis M. Clarke, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 23, 2008

2