Form 10-Q
period 2008-06-30
Independent BancShares, Inc.
filed 2008-08-27
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $2 per share	1,235,644 shares
(class)	At August 15, 2008

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	At June 30, 2008	At December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$3,347	$5,287
Interest-earning deposits	71	6
Federal funds sold	3,918	3,436

Cash and cash equivalents	7,336	8,729

Securities available for sale	42,714	41,486
Loans, net of allowance for loan losses of $1,938 and $1,887	150,477	152,092
Foreclosed real estate	1,776	—
Accrued interest receivable	945	1,057
Premises and equipment, net	8,269	7,841
Federal Home Loan Bank stock	925	926
Federal Reserve Bank stock	237	237
Goodwill	1,525	1,525
Customer intangible, net	340	375
Other assets	1,714	1,447

Total assets	$216,258	$215,715

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$17,073	$18,055
NOW, money-market and savings deposits	74,612	81,375
Time deposits	91,472	83,737

Total deposits	183,157	183,167

Federal Home Loan Bank advances	10,000	10,000
Junior Subordinated Debenture	2,062	2,062
Other borrowings	2,653	2,341
Accrued interest payable and other liabilities	1,518	937

Total liabilities	199,390	198,507

Stockholders’ equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,235,644 shares issued and outstanding	2,471	2,471
Additional paid-in capital	8,831	8,831
Retained earnings	5,791	5,969
Accumulated other comprehensive loss	(225)	(63)

Total stockholders’ equity	16,868	17,208

Total liabilities and stockholders’ equity	$216,258	$215,715

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$2,513	$2,915	$5,155	$5,785
Securities	487	439	953	888
Other	42	44	87	92

Total interest income	3,042	3,398	6,195	6,765

Interest expense:
Deposits	1,323	1,580	2,812	3,103
Borrowings	143	195	293	382
Capitalized interest	(162)	—	(164)	—

Total interest expense	1,304	1,775	2,941	3,485

Net interest income	1,738	1,623	3,254	3,280
Provision for loan losses	238	181	560	181

Net interest income after provision for loan losses	1,500	1,442	2,694	3,099

Noninterest income:
Service charges on deposit accounts	115	110	238	227
Brokerage fees	201	189	329	310
Gain on sale of loans	19	26	45	26
Gain sale of securities	—	2	—	2
Other	112	121	233	237

Total noninterest income	447	448	845	802

Noninterest expense:
Salaries and employee benefits	1,017	1,014	2,090	2,017
Occupancy and equipment	203	197	407	372
Data processing	144	106	312	225
Advertising and business development	56	45	117	90
Directors fees	40	42	80	82
Stationery and supplies	26	33	53	68
Other	528	391	909	686

Total noninterest expense	2,034	1,828	3,968	3,540

(Loss) earnings before income taxes	(87)	62	(429)	361
Income taxes (benefit)	(77)	(18)	(251)	26

Net (loss) earnings	$(10)	$80	$(178)	$335

(Loss) earnings per share – basic	$(.01)	$.06	$(.14)	$.27

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2008 and 2007

($ in thousands)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Shares	Par Amount	Paid-In Capital		Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2006	1,176,975	$2,354	$7,517	$6,649	$(359)	$16,161

Comprehensive income:
Net earnings (unaudited)	—	—	—	335	—	335

Change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(134)	(134)

Comprehensive income (unaudited)						201

5% stock dividend (unaudited)	58,669	117	1,314	(1,431)	—	—

Cash in lieu of shares (unaudited)	—	—	—	(5)	—	(5)

Balance at June 30, 2007 (unaudited)	1,235,644	$2,471	$8,831	$5,548	$(493)	$16,357

Balance at December 31, 2007	1,235,644	$2,471	$8,831	$5,969	$(63)	$17,208

Comprehensive loss:
Net loss (unaudited)	—	—	—	(178)	—	(178)

Change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(162)	(162)

Comprehensive loss (unaudited)						(340)

Balance at June 30, 2008 (unaudited)	1,235,644	$2,471	$8,831	$5,791	$(225)	$16,868

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(178)	$335
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	182	164
Provision for loan losses	560	181
Net amortization of premiums and discounts on securities	(79)	127
Gain on sale of securities available for sale	—	(2)
Amortization of customer intangible	35	35
Net decrease (increase) in accrued interest receivable	112	(90)
Net increase in other assets	(169)	(3)
Net increase (decrease) in accrued interest payable and other liabilities	581	(1,521)

Net cash provided by (used in) operating activities	1,044	(774)

Cash flows from investing activities:
Purchase of securities available for sale	(7,642)	(3,817)
Maturities, sales, and principal repayments of securities available for sale	6,233	7,183
Loans originated, net of principal repayments	(721)	(9,378)
Purchase of premises and equipment	(610)	(211)
Redemption of Federal Home Loan Bank stock	1	9
Purchase of assets of HKH	—	(2,019)

Net cash used in investing activities	(2,739)	(8,233)

Cash flows from financing activities:
Net (decrease) increase in deposits	(10)	4,771
Net increase in other borrowings	312	232
Cash in lieu of fractional shares	—	(5)

Net cash provided by financing activities	302	4,998

Net decrease in cash and cash equivalents	(1,393)	(4,009)

Cash and cash equivalents at beginning of period	8,729	12,277

Cash and cash equivalents at end of period	$7,336	$8,268

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $164 and $0	$3,126	$3,448

Taxes	$—	$25

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$(162)	$(134)

Common stock dividend	$—	$1,431

Transfer of loan to foreclosed real estate	$1,776	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, the results of operations for the three- and six-month periods ended June 30, 2008 and 2007 and the cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

2.	Loans. The components of loans are summarized as follows (in thousands):

		At June 30,	At December 31,
		2008	2007
	Commercial real estate	$69,912	65,251
	Residential real estate and home equity	52,447	49,154
	Construction and land development	19,658	27,379
	Commercial	7,668	9,456
	Consumer	2,825	2,866

	Total loans	152,510	154,106
Deduct:	Allowance for loan losses	(1,938)	(1,887)
	Deferred loan costs, net	(95)	(127)

	Loans, net	$150,477	152,092

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$1,755	$1,896	$1,887	$1,899
Provision for loan losses	238	181	560	181
Net, (charge-offs) and recoveries	(55)	(197)	(509)	(200)

Ending balance	$1,938	$1,880	$1,938	$1,880

Nonaccrual and past due loans are as follows (in thousands):

	At June 30, 2008	At December 31, 2007
Nonaccrual loans	$1,125	$751
Past due ninety days or more, still accruing	—	—

	$1,125	$751

Collateral dependent impaired loans are as follows (in thousands):

Gross loans with a related allowance for loan loss recorded	$261	$2,328
Less: Allowance on these loans	(13)	(164)
Gross loans for which there is no related allowance for loan loss	681	—

Net investment in impaired loans	$929	$2,164

There was no interest collected or recognized on impaired loans during the three or six months ended June 30, 2008 or 2007.

4.	(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,644 during the three- and six-month periods ended June 30, 2008 and 2007. There is no dilution to basic (loss) earnings per share because the Company does not have any common stock equivalents.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2008 and December 31, 2007 of the Bank’s actual capital and related capital ratios.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Thousands)		(Thousands)
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets) Bank	$18,690	11.10%	$16,438	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$17,093	10.15%	$9,863	6.0%

Tier 1 Capital (to Average Assets) Bank	$17,093	7.82%	$10,783	5.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets) Bank	$19,116	12.1%	$15,750	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$17,229	10.9%	$9,450	6.0%

Tier 1 Capital (to Average Assets) Bank	$17,229	8.0%	$10,803	5.0%

6.	Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in operations when they occur.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements, Continued. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$42,714	$—	$42,714	$—

The fair values of the Company’s securities available for sale are determined by third party service providers utilizing various methods dependent upon the specific type of investment. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices or securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

Financial assets and liabilities subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Carrying Value as of June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Total Gains (Losses) in Operations
Impaired loans	$929	$—	$—	$929	$(29)	$(29)

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of current economic conditions, including disruptions in the housing and credit markets, either national or in the markets in which the Company does business; (2) changes in the interest rate environment that reduce net interest margin; (3) charge-offs and loan loss provisions; (4) the ability of the Bank to maintain required capital levels and adequate sources of funding and liquidity; (5) the impact of problems affecting issuers of investment securities the Bank holds (6) changes and trends in capital markets; (7) competitive pressures among depository institutions that increase significantly; (8) effects of critical accounting policies and judgments; (9) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (10) legislative or regulatory changes or actions, or significant litigation that adversely affect the Company or the business in which the Company is engaged; (11) ability to attract and retain key personnel; (12) ability to secure confidential information through the use of computer systems and telecommunications network; and (13) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity, and other factors described in our periodic reports filed with the SEC. We may update that discussion in this or another periodic report we file with the SEC thereafter. We undertake no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report, except as required in our periodic reports.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2008 was from maturities, sales and principal repayments of securities available for sale of $6.2 million, and an increase in other borrowings of $312,000. Cash was used primarily to fund loans, net of principal repayments of $721,000, to purchase securities available for sale of $7.6 million. At June 30, 2008 the Bank exceeded its regulatory liquidity requirements.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at June 30, 2008 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$5,233

Commitments to extend credit	$9,807

Standby letters of credit	$147

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
Average equity as a percentage of average assets	7.84%	7.65%	7.54%
Total equity to total assets at end of period	7.80%	7.98%	7.49%
Return on average assets (1)	(0.16)%	.35%	.31%
Return on average equity (1)	(2.08)%	4.54%	4.10%
Noninterest expense to average assets (1)	3.64%	3.39%	3.27%
Nonperforming loans to total loans at end of period (2)	0.74%	.35%	1.55%

(1)	Annualized for the six months ended June 30, 2008 and 2007.
(2)	Nonperforming loans consist of nonaccrual loans. There are no loans contractually past due ninety days or more that are still accruing interest.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$149,482	$2,513	6.72%	$154,489	$2,915	7.55%
Securities	43,193	487	4.50	42,432	439	4.14
Other interest-earning assets (1)	7,001	42	2.40	3,093	44	5.69

Total interest-earning assets	199,676	3,042	6.09	200,014	3,398	6.80

Noninterest-earning assets	19,489			15,716

Total assets	$219,165			$215,730

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$75,456	$288	1.53	$83,394	$565	2.71
Time deposits	92,162	1,035	4.49	77,738	1,015	5.22

Total interest-bearing deposits	167,618	1,323	3.16	161,132	1,580	3.92
Borrowed funds	14,698	143	3.89	13,603	195	5.73

Capitalized interest		(162)			—

Total interest-bearing liabilities	182,316	1,304	2.86	174,735	1,775	4.06

Noninterest-bearing demand deposits	18,526			22,048
Noninterest-bearing liabilities	1,335			2,510
Stockholders’ equity	16,988			16,437

Total liabilities and stockholders’ equity	$219,165			$215,730

Net interest income		$1,738			$1,623

Interest-rate spread			3.23%			2.73%

Net interest margin (2)			3.48%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.14

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$150,235	$5,155	6.86%	$156,894	$5,785	7.37%
Securities	42,354	953	4.50	41,329	888	4.30
Other interest-earning assets (1)	6,281	87	2.77	3,012	92	6.11

Total interest-earning assets	198,870	6,195	6.23	201,235	6,765	6.72

Noninterest-earning assets	19,299			15,438

Total assets	$218,169			$216,673

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$76,901	$706	1.84	$83,047	$1,125	2.71
Time deposits	90,040	2,106	4.68	78,821	1,978	5.02

Total interest-bearing deposits	166,941	2,812	3.37	161,868	3,103	3.83
Borrowed funds	14,421	293	1.79	14,227	382	5.37

Capitalized interest		(164)			—

Total interest-bearing liabilities	181,362	2,941	3.24	176,095	3,485	3.96

Noninterest-bearing demand deposits	18,560			21,702
Noninterest-bearing liabilities	1,144			2,531
Stockholders’ equity	17,103			16,345

Total liabilities and stockholders’ equity	$218,169			$216,673

Net interest income		$3,254			$3,280

Interest-rate spread			2.99%			2.76%

Net interest margin (2)			3.27%			3.26%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.14

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

General Operating Results. Net loss for the quarter ended June, 2008 was ($10,000) or ($0.01) per basic share compared to net earnings of $80,000, or $0.06 per basic share for the quarter ended June 30, 2007. The second quarter 2008 loss was caused by credit – related expenses including a $238,000 provision for loan losses prompted by partial charge offs on two real estate secured loans and due to expenses associated with foreclosed property in the amount of $120,000 included in other expense.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 81.75%.

Interest Income. Interest income declined $356,000 to $3.0 million for the three-month period ended June 30, 2008, compared to $3.4 million for the three-month period ended June 30, 2007. The decline in interest income is primarily due to the decline in the average yield over the past year.

Interest Expense. Interest expense decreased $473,000 from $1.7 million for the three-month period ended June 30, 2007, to $1.3 million for the three-month period ended June 30, 2008. The lower expense was due primarily to the decline in average rate paid on interest-bearing liabilities and to $162,000 of capitalization of interest on the Company’s future main office and operations center. The capitalized interest of $162,000 for the quarter includes prior period amounts of $55,000 for the year ended December 31, 2006 and $66,000 for the year ended December 31, 2007. Management believes these amounts are immaterial to the presentation of the financial statements for all periods concerned.

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring the total loan loss allowance to a level deems appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions of $238,000 and $181,000, for the three-month periods ended June 30, 2008 and 2007, respectively. During the three month period ending June 30, 2008, the Company posted net charge offs of $55,000 to the allowance for loan losses, due primarily to loans that were written down to the market value of the collateral. At June 30, 2008, the allowance for loan losses was $1,938,000 or 1.27% of gross loans. In response to market conditions, the Company’s allowance for loan losses has increased from 1.17% of loans at June 30, 2007 to 1.27% of loans at June 30, 2008. Management is aggressively working on its collection effort and continues to increase the level of monitoring for commercial real estate and investment real estate. The Company has never participated in any type of subprime lending. Management believes the allowance for loan losses of $1,938,000 at June 30, 2008, is adequate.

Noninterest Income. Noninterest income was flat during the second quarter of 2008, compared to 2007. Increases in brokerage fees and service charges were offset by reductions in the gain on sale of loans and other noninterest income.

Noninterest Expense. Noninterest expense increased $206,000, from $1.8 million for the three month period ending June 30, 2007, to $2.0 million for the three-month period ended June 30, 2008. The increase was attributable to an increase in expenses related to foreclosed property and expenses related to facilities and data processing.

Income Taxes. The Company benefited from an income tax credit of $18,000 for the first quarter of 2007, compared to income tax credit of $77,000 for the three-month period ended June 30, 2007. The tax credit for 2007 was related to an affordable housing donation by the Company.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

General Operating Results. Net losses for the six-month period ended June 30, 2008 was ($178,000) or ($0.14) per basic share compared to net income of $335,000 of $0.27 per basic share for the comparable period in 2007. The net loss was the result of a provision for loan losses of $560,000, and the expense to carry foreclosed real estate of $120,000.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 81.75%.

Interest Income. Interest income decreased $570,000 to $6.2 million for the six-month period ended June 30, 2008, compared to $6.8 million for the six-month period ended June 30, 2007. The decrease was due to a drop in the average yield of earning assets from 6.72% to 6.23%, a decrease in average loans outstanding of $6.7 million, and the reversal of interest on nonaccrual loans of $125,000.

Interest Expense. Interest expense decreased $544,000 to $2.9 million for the six-month period ended June 30, 2008, compared to $3.4 million for the six-month period ended June 30, 2007. The decrease was due to repricing of deposits, which lowered the average rate paid to 3.24% from 3.96% and from $164,000 in capitalized interest on the Company’s future main office and operations center.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2008 and 2007 of $560,000 and $181,000, respectively. During the six month period ending June 30, 2008, the Company posted net charge offs of $509,000 to the allowance for loan losses, due primarily to charge-offs on loans transferred to foreclosed real estate. At June 30, 2008, the allowance for loan losses was $1,938,000 or 1.27% of gross loans. In response to market conditions, the Company’s allowance for loan losses has increased from 1.17% of loans at June 30, 2007 to 1.27% of loans at June 30, 2008. Management is aggressively working on its collection effort and continues to increase the level of monitoring for commercial real estate and investment real estate. The Company has never participated in any type of subprime lending. Management believes that the allowance for loan losses of $1,938,000 at June 30, 2008 is adequate.

Noninterest Income. Noninterest income increased $43,000 during the 2008 period. The increase was due to increased brokerage fees of $19,000, and gain on sale of loans of $19,000.

Noninterest Expense. Noninterest expense increased $428,000 to $4.0 million for the six-month period ended June 30, 2008, as compared to $3.5 million for the same period in 2007. The increase in expenses can be attributed to foreclosed real estate expenses of $120,000, FDIC and OCC assessments of $83,000, salaries and personnel expense of $67,000, consulting fees of $41,000, and $25,000 for advertising to promote the Company’s 20 year anniversary.

Income Taxes. The Company benefited from an income tax credit of $251,000 for the six-month period ended June 30, 2008, compared to income tax expense of $26,000 for the six-month period ended June 30, 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None applicable

Item 4T.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first six months of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

None applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None applicable

Item 3.	Defaults upon Senior Securities

None applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of the Holding Company was held on June 18, 2008, to elect eleven directors of the Company to serve in such capacity for the next year, and to ratify the appointment of Hacker, Johnson & Smith PA, as the Company’s independent auditors for the year ending December 31, 2008. At the Annual Meeting, 1,075,706 shares were present, in person or by proxy, out of a total of 1,235,644 issued and outstanding as of the record date. Listed below are the results of the matters subject to a vote of security holders:

Proposal 1: Election of Directors

Name of Nominee	For	Against	Withhold
Charles H. Deters	1,061,208	—	7,400
Jeremy J. Deters	1,063,208	—	5,400
David A. Dizney	1,068,608	—	—
Robert A. Ellinor	1,058,388	—	413
Billy G. Gadd	1,056,801	—	2,000
Digvijay L. Gaekwad	1,068,297	—	311
Mark A. Imes	1,059,813	—	311
Deborah A. Klugger	1,061,208	—	1,000
John L. Peterson, D.V.M.	1,068,208	—	—
Lanford T. Slaughter, D.D.S.	1,057,801	—	1,000
Frank E. Stafford, Jr., C.P.A.	1,068,608	—	—

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Proposal 2: Ratification of Hacker, Johnson & Smith PA

Voting Results
For	1,057,979
Against	8,315
Abstain	—

Item 5.	Other Information

None applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer, and Chief Financial Officer

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 27, 2008

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/s/ Mark A. Imes
Name:	Mark A. Imes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas J. Panicaro
Name:	Nicholas J. Panicaro, Chief Financial Officer
(Principal Financial and Accounting Officer)