Form 10-Q
period 2008-09-30
Independent BancShares, Inc.
filed 2008-11-12
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $2 per share	1,235,644 shares
(class)	At October 31, 2008

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	At September 30, 2008	At December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$6,571	5,287
Interest-earning deposits	19	6
Federal funds sold	1,464	3,436

Cash and cash equivalents	8,054	8,729
Securities available for sale	39,264	41,486
Loans, net of allowance for loan losses of $1,926 and $1,887	149,386	152,092
Foreclosed real estate	1,899	—
Accrued interest receivable	951	1,057
Premises and equipment, net	8,200	7,841
Federal Home Loan Bank stock	925	926
Federal Reserve Bank stock	237	237
Goodwill	1,525	1,525
Customer intangible, net	323	375
Other assets	2,004	1,447

Total assets	$212,768	215,715

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	16,291	18,055
NOW, money-market and savings deposits	67,092	81,375
Time deposits	97,405	83,737

Total deposits	180,788	183,167
Federal Home Loan Bank advances	10,000	10,000
Junior Subordinated Debenture	2,062	2,062
Other borrowings	2,558	2,341
Accrued interest payable and other liabilities	1,014	937

Total liabilities	196,422	198,507

Stockholders’ equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,235,644 shares issued and outstanding	2,471	2,471
Additional paid-in capital	8,831	8,831
Retained earnings	5,473	5,969
Accumulated other comprehensive loss	(429)	(63)

Total stockholders’ equity	16,346	17,208

Total liabilities and stockholders’ equity	$212,768	215,715

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$2,508	3,067	7,663	8,852
Securities	407	451	1,225	1,375
Other	75	67	297	123

Total interest income	2,990	3,585	9,185	10,350

Interest expense:
Deposits	1,218	1,664	4,030	4,767
Borrowings	137	184	432	566
Capitalized interest	(19)	—	(181)	—

Total interest expense	1,336	1,848	4,281	5,333

Net interest income	1,654	1,737	4,904	5,017
Provision for loan losses	366	34	925	215

Net interest income after provision for loan losses	1,288	1,703	3,979	4,802

Noninterest income:
Service charges on deposit accounts	114	122	357	349
Brokerage fees	133	157	462	455
Gain on sale of securities	—	—	—	2
Other	125	138	399	414

Total noninterest income	372	417	1,218	1,220

Noninterest expense:
Salaries and employee benefits	1,111	1,016	3,201	3,034
Occupancy and equipment	226	207	632	579
Data processing	115	124	426	349
Advertising and business development	46	38	163	100
Directors fees	40	41	120	123
Stationary and supplies	28	32	81	129
Other	549	400	1,458	1,084

Total noninterest expense	2,115	1,858	6,081	5,398

(Loss) earnings before income taxes	(455)	262	(884)	624
Income tax (benefit) expense	(137)	42	(388)	69

Net (loss) earnings	$(318)	220	(496)	555

(Loss) earnings per share—basic	$(0.26)	0.18	(0.40)	0.45

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Amount
Balance at December 31, 2006	1,176,975	$2,354	7,517	6,649	(359)	16,161

Comprehensive income:
Net earnings (unaudited)	—	—	—	555	—	555
Change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	14	14

Comprehensive income (unaudited)						569
5% stock dividend (unaudited)	58,669	117	1,314	(1,431)	—	—
Cash in lieu of shares (unaudited)	—	—	—	(5)	—	(5)

Balance at September 30, 2007 (unaudited)	1,235,644	$2,471	8,831	5,768	(345)	16,725

Balance at December 31, 2007	1,235,644	$2,471	8,831	5,969	(63)	17,208

Comprehensive loss:
Net loss (unaudited)	—	—	—	(496)	—	(496)
Change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(366)	(366)

Comprehensive loss (unaudited)						(862)

Balance at September 30, 2008 (unaudited)	1,235,644	$2,471	8,831	5,473	(429)	16,346

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(496)	555
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	279	255
Provision for loan losses	925	215
Net amortization of premiums and discounts on securities	105	181
Gain on sale of securities available for sale	—	(2)
Amortization of customer intangible	52	53
Net decrease (increase) in accrued interest receivable	106	(163)
Net increase in other assets	(374)	(32)
Net increase (decrease) in accrued interest payable and other liabilities
	77	(1,874)

Net cash provided by (used in) operating activities	674	(812)

Cash flows from investing activities:
Purchase of securities available for sale	(7,844)	(8,083)
Maturities, sales, and principal repayments of securities available for sale	9,412	9,109
Loans originated, net of principal repayments	(118)	(6,359)
Purchase of premises and equipment	(638)	(290)
Redemption of Federal Home Loan Bank stock	1	9
Purchase of assets of HKH	—	(2,019)

Net cash used in investing activities	813	(7,633)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,379)	7,742
Net increase (decrease) in other borrowings	217	(275)
Cash in lieu of fractional shares	—	(5)

Net cash (used in) provided by financing activities	(2,162)	7,462

Net decrease in cash and cash equivalents	(675)	(983)
Cash and cash equivalents at beginning of period	8,729	12,277

Cash and cash equivalents at end of period	$8,054	11,294

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Interest	$4,462	5,362

Taxes	$—	25

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$(366)	14

Common stock dividend	$—	1,431

Loans transferred to foreclosed real estate	$1,899	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, the results of operations for the three- and nine- month periods ended September 30, 2008 and 2007 and the cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations for the three- and nine- month periods ended September 30, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc. (“HKH”) doing business as Independent Financial Partners (“IFP”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank and IFP. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. IFP is a financial services company registered with the National Association of Securities Dealers (“NASD”). IFP has an established product and brokering agreement with Raymond James Financial Services, Inc.

2.	Loans. The components of loans are summarized as follows (in thousands):

	At September 30, 2008	At December 31, 2007
Commercial real estate	$66,616	65,251
Residential real estate and home equity	54,739	49,154
Construction and land development	18,553	27,379
Commercial	8,686	9,456
Consumer	2,804	2,866

Total loans	151,398	154,106

Deduct: Allowance for loan losses	(1,926)	(1,887)
Deferred loan costs, net	(86)	(127)

Loans, net	$149,386	152,092

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$1,938	1,880	1,887	1,899
Provision for loan losses	366	34	925	215
Net, (charge-offs) and recoveries	(378)	4	(886)	(196)

Ending balance	$1,926	1,918	1,926	1,918

Nonaccrual and past due loans are as follows (in thousands):

	At September 30, 2008	At December 31, 2007
Nonaccrual loans	$1,485	751
Past due ninety days or more, still accruing	—	—

	$1,485	751

Collateral dependent impaired loans are as follows (in thousands):

	At September 30, 2008	At December 31, 2007
Gross loans with a related allowance for loan loss recorded	$—	2,328
Less: Allowance on these loans	—	(164)
Gross loans for which there is no related allowance for loan loss	1,079	—

Net investment in impaired loans	$1,079	2,164

There was no interest collected or recognized on impaired loans during the three or nine months ended September 30, 2008 or 2007.

4.	(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,644 during the three- and nine-month periods ended September 30, 2008 and 2007. There is no dilution to basic (loss) earnings per share because the Company does not have any common stock equivalents.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2008 and December 31, 2007 of the Bank’s actual capital and related capital ratios.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Thousands)		(Thousands)
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets) Bank	$18,641	12.41%	$15,016	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$16,814	11.20%	$9,009	6.0%

Tier 1 Capital (to Average Assets) Bank	$16,814	9.93%	$10,607	5.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets) Bank	$19,116	12.1%	$15,750	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$17,229	10.9%	$9,450	6.0%

Tier 1 Capital (to Average Assets) Bank	$17,229	8.0%	$10,803	5.0%

6.	Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in operations when they occur.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements, Continued. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$39,264	$—	$39,264	$—

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

Financial assets and liabilities subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Carrying Value as of September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses	Total Losses in Operations
Impaired loans	$1,079	$—	$—	$1,079	$(666)	$(666)

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2008 was from maturities, sales and principal repayments of securities available for sale of $9.4 million. Cash was used primarily to purchase securities available for sale of $7.8 million. At September 30, 2008 the Bank exceeded its regulatory liquidity requirements.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at September 30, 2008 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$5,769

Commitments to extend credit	$10,585

Standby letters of credit	$26

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Average equity as a percentage of average assets	7.84%	7.65%	7.57%
Total equity to total assets at end of period	7.68%	7.98%	7.58%
Return on average assets (1)	(.31)%	.35%	.34%
Return on average equity (1)	(3.89)%	4.54%	4.50%
Noninterest expense to average assets (1)	3.79%	3.39%	3.31%
Nonperforming loans to total loans at end of period (2)	.98%	.49%	.29%

(1)	Annualized for the nine months ended September 30, 2008 and 2007.
(2)	Nonperforming loans consist of nonaccrual loans. There are no loans contractually past due ninety days or more that are still accruing interest.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans (1)	$149,764	2,508	6.70%	$157,669	3,067	7.78%
Securities	37,719	407	4.32	38,937	451	4.63
Other interest-earning assets (2)	7,639	75	3.93	5,789	67	4.63

Total interest-earning assets	195,122	2,990	6.13	202,395	3,585	7.09

Noninterest-earning assets	18,829			16,993

Total assets	$213,951			$219,388

Interest-bearing liabilities:
NOW, money-market and savings deposits	70,354	248	1.41	82,311	592	2.88
Time deposits	94,009	970	4.13	83,707	1,072	5.12

Total interest-bearing deposits	164,363	1,218	2.96	166,018	1,664	4.01
Borrowed funds	14,745	137	3.72	15,536	184	4.74

Capitalized interest		(19)			—

Total interest-bearing liabilities	179,108	1,336	2.98	181,554	1,848	4.07

Noninterest-bearing demand deposits	16,820			19,792
Noninterest-bearing liabilities	1,269			1,529
Stockholders’ equity	16,754			16,513

Total liabilities and stockholders’ equity	$213,951			$219,388

Net interest income		$1,654			$1,737

Interest-rate spread			3.15%			3.02%

Net interest margin (3)			3.39%			3.43%

Ratio of interest-earning assets to interest-bearing liabilities	1.09			1.11

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans (1)	$151,194	7,663	6.76%	$155,732	8,852	7.58%
Securities	38,885	1,225	4.28	40,394	1,375	4.54
Other interest-earning assets (2)	8,517	297	3.39	4,170	123	3.93

Total interest-earning assets	198,596	9,185	6.16	200,296	10,350	6.89

Noninterest-earning assets	18,075			17,089

Total assets	$216,671			$217,385

Interest-bearing liabilities:
NOW, money-market and savings deposits	74,510	952	1.70	82,288	1,717	2.78
Time deposits	91,484	3,078	4.49	80,625	3,050	5.04

Total interest-bearing deposits	165,994	4,030	3.24	162,913	4,767	3.90
Borrowed funds	14,521	432	3.97	16,334	566	4.62

Capitalized interest		(181)			—

Total interest-bearing liabilities	180,515	4,281	3.16	179,247	5,333	3.97

Noninterest-bearing demand deposits	18,013			20,058
Noninterest-bearing liabilities	1,156			1,630
Stockholders’ equity	16,987			16,450

Total liabilities and stockholders’ equity	$216,671			$217,385

Net interest income		$4,904			$5,017

Interest-rate spread			3.00%			2.92%

Net interest margin (3)			3.29%			3.34%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.12

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

General Operating Results. Net loss for the quarter ended September 30, 2008 was ($318,000) or ($0.26) per basic share compared to net earnings of $220,000 or $0.18 per basic share for the quarter ended September 30, 2007. The third quarter 2008 loss was caused by credit – related expenses including a $366,000 provision for loan losses, and write downs of foreclosed property in the amount of $110,000 included in other expenses.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments help offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 82.50%.

Interest Income. Interest income declined $595,000 to $3.0 million for the three month period ended September 30, 2008, compared to $3.6 million for the three month period ended September 30, 2007. The decline in interest income is primarily due to a decrease in earning assets, and a decline in average yields over the past year.

Interest Expense. Interest expense decreased $512,000 from $1.8 million for the three month period ended September 30, 2007, to $1.3 million for the three month period ended September 30, 2008. The decrease was due to the lower average yields paid on interest bearing liabilities.

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions of $366,000 and $34,000 for the three month period ending September 30, 2008 and 2007, respectively. During the three month period ending September 30, 2008, the Company posted net charge offs of $388,000 to the allowance for loan losses, due primarily to loans that were written down to the market value of the collateral. At September 30, 2008, the allowance for loan losses was $1,926,000 or 1.27% of gross loans. Management is aggressively working on its collection efforts and continues to increase the level of monitoring for commercial real estate and investment real estate. The Company has never participated in any type of subprime lending. Management believes the allowance for loan losses of $1,926,000 at September 30, 2008, is adequate.

Noninterest Income. Noninterest income decreased $45,000, from $417,000 for the three month period ended September 30, 2007, to $372,000, for the three month period ended September 30, 2008. The decrease was primarily related to reductions in brokerage fees.

Noninterest Expense. Noninterest expense increased $257,000, from $1.9 million for the three month period ended September 30, 2007, to $2.1 million for the three month period ended September 30, 2008. The increase was attributable to an increase in expenses related to foreclosed property included in other expense.

Income Taxes. The Company benefited from an income tax credit of $137,000 for the period ended September 30, 2008, compared to an income tax expense of $42,000 for the period ended September 30, 2007. The benefit is a direct result of a loss on operations.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

General Operating Results. Net loss for the nine month period ended September 30, 2008, was ($496,000), or ($0.40) per basic share, compared to net income of $555,000, or $0.45 per basic share for the comparable period in 2007. The net loss was a result of a provision for loan losses of $925,000, and the expense to carry foreclosed real estate of $133,000 included in other expense.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 82.50%.

Interest Income. Interest income decreased $1.2 million to $9.2 million for the nine month period ended September 30, 2008, compared to $10.4 million for the nine month period ended September 30, 2007. The decrease was due to a drop in the average yield on earning assets from 6.89% to 6.16%, a decrease in average loans outstanding of $4.5 million, and the reversal of interest on non-accrual loans of $ 147,000.

Interest Expense. Interest expense decreased $1 million to $4.3 million for the nine month period ended September 30, 2008, compared to $5.3 million for the nine month period ended September 30, 2007. The decrease was due to lower average yields on interest bearing liabilities, which went from 3.97% to 3.16%.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine month periods ending September 30, 2008 and 2007 of $925,000 and $215,000, respectively. During the nine month period ending September 30, 2008, the Company posted net charge offs of $883,000 to the allowance for loan losses, due primarily to loans that were written down to the market value of the collateral. At September 30, 2008, the allowance for loan losses was $1,926,000 or 1.27% of gross loans. Management is aggressively working on its collection efforts and continues to increase the level of monitoring for commercial real estate and investment real estate. The Company has never participated in any type of subprime lending. Management believes that the allowance for loan losses of $1,926,000 at September 30, 2008, is adequate.

Noninterest Income. Noninterest income remained flat at $1.2 million for the period ending September 30, 2008 as compared to September 30, 2007.

Noninterest Expense. Noninterest expense increased $683,000 to $6.0 million for the nine month period ended September 30, 2008, as compared to $5.4 million for the same period in 2007. The increase in expenses can be attributed to foreclosed real estate expenses of $133,000, consulting fees of $151,000, regulatory assessments of $185,000 (all of which are included in other expense), and salaries and benefits expense increase of $167,000 from the comparable period in 2007.

Income Taxes. The Company benefited from an income tax credit of $388,000 for the nine month period ended September 30, 2008, compared to an income tax expense of $69,000 for the nine month period ended September 30, 2007.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Recent Developments

In response to the current financial crisis affecting the overall banking system and financial markets in the U.S. and around the world, on October 3, 2008 Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”). Under the EESA, the U.S. Department of the Treasury (“Treasury”) has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury announced the availability through the Troubled Asset Relief Program (“TARP”), which was created as part of the EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies. Under the CPP, Treasury has used $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions, the remaining $125 billion being made available for the purchase of preferred stock in additional qualifying financial institutions. Under the terms of the preferred stock program a participating bank will pay a 5% per annum dividend on Treasury’s preferred stock for the first five years and a 9% per annum dividend thereafter; will not be able to increase common stock dividends for three years without the consent of Treasury while Treasury is an investor; will not be able to redeem Treasury preferred stock for three years unless the Bank raises fully qualifying Tier 1 capital; will have to obtain Treasury’s consent to buy back its own stock; will grant Treasury warrants entitling it to buy the Bank’s common stock equal to 15% of Treasury’s total investment in the Bank; require the Bank executives to agree to certain compensation restrictions; and be subject to restrictions on the amount of executive compensation which is tax deductible.

Although the Holding Company and the Bank meet all applicable regulatory capital requirements and the Bank remains well capitalized, management and the Board of Directors determined that is in the Company’s best interest to participate in the CPP. Accordingly, on November 14, 2008, the Holding Company will apply for up to $4.3 million investment by Treasury. If approved, this investment by the Treasury could reduce the investment returns to the Company’s shareholders by restricting increases in dividends paid on common stock without Treasury’s consent and, by operation of the warrants, could dilute existing shareholders’ interests.

In addition to the creation of the TARP, the EESA included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) from $100,000 to $250,000 until December 2009. On October 14, 2008, the FDIC went further by announcing the Temporary Liquidity Guarantee Program (“TLGP”). TLGP provides unlimited deposit insurance on funds in noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such noninterest bearing transaction deposit accounts are initially insured at no cost to the institution for approximately seven weeks with coverage continuing through December 31, 2009, at a 10 bps fee on deposit amounts in excess of $250,000. Eligible institutions have a one time opt-out option before the extra fee applies available until December 5, 2008.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

The Bank is an eligible institution and will not exercise the opt-out option. As a result, until December 31, 2009, noninterest bearing transaction deposit accounts held by the Bank will be insured in their entirety regardless of amount, and all other deposits held by the Bank will be insured up to $250,000. The increased deposit insurance limits are likely to increase the Bank’s FDIC insurance costs.

Also under TLGP, newly issued senior unsecured debt issued on or before June 30, 2009, will be fully insured in the event the issuing institution subsequently fails, or its Holding Company files for bankruptcy. The debt included in the program includes all newly issued unsecured senior debt, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The aggregate coverage for an institution may not exceed 125% of the debt outstanding on September 30, 2008, that was scheduled to mature before June 30, 2009. The guarantee of any newly issued debt will extend to June 30, 2012, even if the maturity of the debt is after that date. Such unsecured debt is initially insured at no cost to the institution for a period of approximately seven weeks with coverage continuing at a 75 bps annualized fee. Institutions eligible to participate have a one time opt-out option before the extra fee applies available until December 5, 2008. At this time, it is management’s intention not to opt-out of this program.

The actions described above, together with additional actions announced by Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact the EESA, TARP, TLGP or any of the other liquidity and funding initiatives of Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which may have an impact on all financial institutions, including the Company.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first nine months of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None applicable

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

Date: November 12, 2008

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/s/ Mark A. Imes
Name:	Mark A. Imes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas J. Panicaro
Name:	Nicholas J. Panicaro, Chief Financial Officer
(Principal Financial and Accounting Officer)