Form 10-K
period 2008-12-31
Independent BancShares, Inc.
filed 2009-03-31
CIK 1357528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the issuer’s Common Stock held by non-affiliates (575,847) shares) on June 30, 2008, was approximately $7,514,803. Such value was computed by reference the closing price of the Common Stock on such date on the Over-the-Counter Bulletin Board inter dealer trading system (“OTCBB”) of $13.05 per share. For the purpose of this determination, directors, officers and holders of 10% or more of the issuer’s Common Stock were considered affiliates of the issuer at that date.

As of March 10, 2009, there were issued and outstanding 1,235,644 shares of the issuer’s Common Stock.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Registrant’s definitive proxy statement to be file for the Company’s 2009 Meeting of Shareholders.

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

Effective June 21, 2006, the Company registered, by filing on SEC Form 10-SB, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subsequently, in August 2006, the Common Stock began trading on the OTCBB under the symbol “IBFL.” In January 2007, the Company purchased the assets of Independent Financial Partners (“IFP”), an investment advisory firm. IFP is registered with the National Association of Securities Dealers (“NASD”) and operates under a product and brokerage agreement with Raymond James Financial Services, Inc. In March 2006 and 2007, the Company paid a 5% stock dividend.

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

Nicholas J. Panicaro, Chief Financial Officer

60 Southwest 17th Street

Post Office Box 2900

Ocala, Florida 34478-2900

NPanicaro@inatbank.com

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

The risk of nonpayment of loans is inherent in making all loans. However, management carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures that are established for each category of loan prior to beginning operation. In determining whether to make a loan, management considers the borrower’s credit history, analyzes the borrower’s income and ability to service the loan and evaluates the need for collateral to secure recovery in the event of default. The Company does not invest in sub-prime mortgages.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components. The specific component relates to loans that are impaired. For such loans, an allowance is established when the discounted cash flows or the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

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

The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis—Financial Condition” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

4. Loan Activities

General. The Bank’s primary business emphasis is on making commercial business, commercial real estate, residential and consumer loans. As of December 31, 2008, the net loan portfolio totaled $148.5 million, or 70.1% of total assets.

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

Nonperforming Loans and Foreclosed Real Estate. When a borrower fails to make a required payment on a loan, the Bank’s loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. The Bank will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

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

If foreclosure is required, when completed, the property would be sold at a public auction in which the Bank will generally participate as a bidder. If it is the successful bidder, the acquired real estate property is then included in the foreclosed real estate account until it is sold. The Bank is permitted under federal regulations to finance sales of real estate owned by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Classified Assets. Banks are required to review and when appropriate classify their assets on a regular basis. The FDIC and OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified as substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

The allowance for loan loss reserve is a “contra-asset” account established by recording a provision for loan loss expense which is charged against operations. Loans are charged against the loan loss reserve when the Bank believes that the collectibility of the principal is unlikely. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While the Bank uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

5. Deposit Activities.

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 48.4% of the Bank’s total deposits at December 31, 2008. Approximately 51.2% of the Bank’s deposits at December 31, 2008 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 25.6% of the Bank’s total deposits at December 31, 2008. The majority of the deposits of the Bank are generated from customers from Marion and Sumter Counties and surrounding areas.

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

8. Competition.

Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of higher population concentrations such as Marion and Sumter County. The Bank’s competitors include institutions, including bank holding companies, such as Sun Trust, Bank of America, Wachovia, Regions Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks, and are able to offer a broader range of products and services than the Bank can offer.

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

With respect to loans, the Bank has placed an emphasis on originating commercial and residential real estate, commercial and consumer loans. The Bank has targeted the entrepreneurs with small to medium-sized businesses and local professionals as its potential customer base, as the large out-of-state financial institutions, which have acquired several local banks, continue to shift the focus of the acquired banks away from these business opportunities. The Bank also originates and sells residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

9. Personnel.

At December 31, 2008, the Bank had seventy-one full-time employees, three part-time employees, and seventy-three full-time equivalents. The employees are not represented by any collective bargaining group. The Bank believes that its relations with its employees are good.

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

Independent Financial Partners

Independent Financial Partners (“IFP”) is a financial services company. The Company has over $128 million of assets under management and approximately 631 clients in the Ocala, Florida area. IFP focuses its efforts on providing investment strategies, investment management and financial planning services to high net-worth retirees. The Company’s revenue is derived primarily from executing securities and other transactions. However, during the past year, IFP has made considerable progress in converting its client base to the more consistent fee-based management model where clients pay an annual fee for the management of their investments.

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

Financial Services Act. The Gramm-Leach-Bliley Financial Modernization Act of 2004 amended the BHC Act and:

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

If the Company, which has not obtained qualification as a “financial holding company,” were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Act, provided that if any of the Company’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

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

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $250,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

The following table reflects the capital thresholds that are now required for all FDIC insured depository institutions:

	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4%
Undercapitalized (2)	< 8%	< 4%	< 4	%(3)
Significantly Undercapitalized (2)	< 6%	< 3%	< 2%
Critically Undercapitalized (2)	—	—	—

(1)	An institution must meet all three minimums.
(2)	An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(3)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

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

Privacy. Federal banking regulators have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The following table sets forth information with respect to the Bank's retail banking offices as of December 31, 2008.

Location	Owned/Leased	Condition
Main 60 S.W. 17th Street Ocala, Florida 34474	Owned	Good

Highway 200 Office 7755 S.W. 65th Avenue Road Ocala, Florida 34476	Owned	Good

Belleview Office 10990 U.S. Hwy 441 S.E. Belleview, Florida 34420	Owned	Good

Tri-County Office 13891 Hwy 441 N. Lady Lake, Florida 32159	Owned	Good

14th Street Office 3510 NE 14th Street Ocala, Florida 34471	Owned	Good

All of the branches are owned free and clear by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 10, 2009, the Company had approximately 413 shareholders of record and 1,235,644 shares of Common Stock outstanding. As of such date, no shares of Common Stock were subject to outstanding options or warrants, or securities convertible into common equity of the Company. Since July 2006, the Company's common stock has been traded on the OTCBB under the symbol "IBFL." The following table sets forth the range of high and low bid information (adjusted for the 5% stock dividend), as reported by Bloomberg.com:

Quarter Ended	High	Low
December 31, 2006	28.10	23.81
March 31, 2007	25.71	21.48
June 30, 2007	23.25	22.00
September 30, 2007	23.00	19.10
December 31, 2007	20.20	17.35
March 31, 2008	18.45	17.35
June 30, 2008	17.45	13.05
September 30, 2008	13.05	11.10
December 31, 2008	12.00	6.11

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective on March 15, 2007, the Company paid a 5% stock dividend on the Common Stock. The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 2008. The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years unless prior regulatory approval is received. Accordingly, while the Bank has established a pattern of paying dividends to the Company in recent years, there can be no assurance that its ability to pay dividends in the future will continue.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	Certain Selected Financial Data

The following table presents certain selected financial data for the Company for each of the three years ended December 31, 2008, 2007 and 2006. The data should be read in conjunction with the Company's financial statements, including the related notes, included elsewhere herein, and the remainder of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	At or For the Year Ended December 31,
	2008	2007	2006
Selected Balance Sheet Data:
Total assets	$210,628	$215,715	$214,617
Cash and cash equivalents	9,753	8,729	12,277
Securities available for sale	36,120	41,486	40,996
Loans, net	148,493	152,092	149,985
Deposit accounts	178,707	183,167	179,486
Stockholders’ equity	16,433	17,208	16,161

Selected Operating Data:
Total interest income	12,021	13,779	12,997
Total interest expense	5,654	7,106	5,611
Net interest income	6,367	6,673	7,386
Provision for loan losses	1,306	187	58
Net interest income after provision for loan losses	5,061	6,486	7,328
Noninterest income	1,568	1,726	980
Noninterest expenses	8,176	7,365	6,026
Net (loss) earnings	(751)	756	1,549

Per Share Data(1):
Basic and diluted (loss) earnings per share	$(0.61)	$0.61	$1.25
Book value per share	$13.30	$13.93	$13.08
Dividend payout ratio	-0-	-0-	-0-

	At or For the Year Ended December 31,
	2008	2007	2006
Selected Balance Sheet Data:
Performance Ratios:
Return on average assets (R.O.A.)	(0.36)%	0.35%	0.75%
Return on average equity (R.O.E.)	(4.57)%	4.54%	10.03%
Interest rate spread during the period	2.83%	2.95%	3.45%
Net interest margin	3.17%	3.34%	3.88%
Noninterest expense to average assets	3.82%	3.39%	2.91%

Other Ratios and Data:
Average equity to average assets	9.12%	7.65%	7.46%
Allowance for loan losses as a percentage of total loans outstanding	1.27%	1.22%	1.25%
Net (charge offs) recoveries as a percent of average loans	(0.84)%	(0.13)%	(0.02)%
Nonperforming loans to total loans	3.48%	0.49%	0.09%
Nonperforming loans and foreclosed real estate as a percentage of total assets	2.48%	0.35%	0.07%
Total number of full service banking offices	5	5	5

(1)	All per share amounts reflect the 5% stock dividends paid in March of 2006 and 2007.

B.	General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere herein. This 10-K statement contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include: changes in economic conditions locally and nationally, changes in interest rates, changes in competition, increased losses on loans and changes in laws effecting the Bank and financial institutions in general.

1. Executive Overview. The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the "Bank") and HKH Financial Center, Inc. ("HKH") doing business as Independent Financial Partners ("IFP") (collectively, the "Company"). The Holding Company's primary business activity is the operation of the Bank and IFP. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. IFP is a financial services company registered with the National Association of Securities Dealers ("NASD"). IFP has an established product and brokering agreement with Raymond James Financial Services, Inc.

Through the Bank, the Company conducts a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Much of the Company's profitability depends upon net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds).

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

The Company's profitability is also affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans. Non-interest expenses consist of compensation and benefits, collection related expenses, occupancy related expenses, and other operating expenses.

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

Economy in the Bank’s Market Area. During 2008, Marion County’s economy slowed. At year end, the local unemployment rate exceeded 10%. Deterioration in the local real estate market impacted the Bank’s loan portfolio. Expenses associated with credit quality exceeded $1.6 million in 2008.

The Bank did not make any subprime loans. The majority of the credit expenses were associated with investment real estate. The Bank did not foreclose any primary residences during the year.

Margin Compression. As Marion County’s economy slowed, new banks opened in the market. The cost of deposits in Marion County did not decline as rapidly as lending rates declined. As a result, net interest margin declined. The competitive environment is not expected to improve in the near future. A return to economic growth will help mitigate the competitive pressure.

Costs of Being a Public Company. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies. In 2009, the Company’s CPA expense will increase and the cost of filing quarterly reports (Form 10-Q) and the annual report (Form 10-K) will increase.

C.	Liquidity and Capital Resources.

1. Liquidity. A national bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total non-transaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2008, the Bank significantly exceeded its regulatory liquidity requirements.

The Bank’s primary source of funds during the year ended December 31, 2008, was from:

•	proceeds from maturities, sales and principal repayments of securities of $17.5 million

At December 31, 2008, the Bank had undisbursed lines-of-credit and construction loans totaling $5.4 million, commitments to extend credit totaling $6.9 million, and standby letters of credit of $155,000.

2. Credit Risk. The Bank's primary business includes making commercial loans, primarily secured by commercial real estate, and to a lesser extent single family residential loans and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While underwriting guidelines and credit review procedures have been instituted to protect the Bank from avoidable credit losses, some losses will inevitably occur. At December 31, 2008, the Bank had nonperforming loans totaling $3.2 million and $2.0 million foreclosed real estate.

The following table presents information regarding the Bank's total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loan	Amount	% of Loans to Total Loans
Commercial real estate	$765	45.2%	$749	42.3%	$805	42.4%	$796	45.2%	$664	50.8%

Residential real estate	707	36.0	700	31.9	573	30.2	566	29.0	472	28.7

Construction and land development	295	11.6	287	17.8	381	20.0	376	18.9	314	9.0

Commercial	113	5.3	116	6.1	100	5.2	98	4.4	82	8.7

Consumer	35	1.9	35	1.9	40	2.2	40	2.5	34	2.8

Total allowance for loan losses	$1,915	100.0%	$1,887	100.0%	$1,899	100.0%	$1,876	100.0%	$1,566	100.0%

The following table sets forth information with respect to activity in the Bank's allowance for loan losses (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Average loans outstanding	$152,625	$155,593	$148,809	$140,152	$114,885

Allowance at beginning of period	$1,887	$1,899	$1,877	$1,566	$1,222

Charge-offs	(1,283)	(291)	(106)	—	(89)
Recoveries	5	92	70	14	75

Net (charge-offs) recoveries	(1,278)	(199)	(36)	14	(14)

Provision for loan losses charged to operating expenses	1,306	187	58	297	358

Allowance at end of period	$1,915	$1,887	$1,899	$1,877	$1,566

Net (charge-offs) recoveries to average loans outstanding	(.84)%	(0.13)%	(0.02)%	0.01%	(0.01)%

Allowance as a percent of total loans	1.27%	1.22%	1.25%	1.28%	1.25%

Allowance as a percent of nonperforming loans	59.6%	251%	1,386%	392%	181%

Total loans at end of period	$150,494	$154,106	$152,030	$146,567	$125,260

Nonperforming loans	$3,213	$751	$137	$479	$867

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

At December 31, 2008, 2007, 2006, 2005 and 2004, the Bank had $3.2 million, $751,000, $137,000, $479,000 and $867,000, respectively, in non-accruing loans which were contractually past due 90 days or more.

4. Loan Portfolio Composition. Commercial real estate loans (including owner-occupied) comprise the largest group of loans in the Bank's loan portfolio, amounting to $68 million or 45.2% of the total loan portfolio as of December 31, 2008. Residential real estate loans, including second mortgage lines-of-credit, comprise the second largest group, amounting to $54 million, or 36.0% of the total loan portfolio. Construction and land development is the third largest group, at $17.5 million, or 11.6%. Commercial and consumer loans comprise the remaining $10.7 million, or 7.2%, of total loans.

The following table sets forth the composition of the Bank's loan portfolio (dollars in thousands):

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate*	$68,036	45.2%	$65,251	42.3%	$64,466	42.4%	$66,196	45.2%	$63,598	50.8%
Residential real estate and home equity	54,092	36.0	49,154	31.9	45,838	30.2	42,551	29.0	35,958	28.7
Construction and land development	17,520	11.6	27,379	17.8	30,475	20.0	27,646	18.9	11,293	9.0

Commercial	8,004	5.3	9,456	6.1	7,976	5.2	6,573	4.4	10,953	8.7

Consumer	2,842	1.9	2,866	1.9	3,275	2.2	3,601	2.5	3,458	2.8

Subtotal	150,494	100.0%	154,106	100.0%	152,030	100.0%	146,567	100.0%	125,260	100.0%

Subtract:

Net deferred loan fees	(86)		(127)		(146)		(158)		(125)
Allowance for loan losses	(1,915)		(1,887)		(1,899)		(1,877)		(1,566)

Loans, net	$148,493		$152,092		$149,985		$144,532		$123,569

*	Includes owner-occupied

5. Securities. The Company may classify its securities as either trading, held-to-maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values with changes in fair value recorded in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses on available for sale securities, net of tax are excluded from operations and reported in other comprehensive loss. Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity. If a security has a decline in fair value that is other than temporary, the security will be written down to its fair value by recording a loss in the consolidated statements of operations.

The following table sets forth the carrying value of the Bank's securities portfolio (dollars in thousands). All of the Bank's mortgage-backed securities are issued by FNMA and GNMA:

	Year Ended December 31,
	2008	2007	2006
Securities Available for Sale:
U.S. Government agency securities	$3,560	998	965
Mortgage-backed securities	17,444	23,301	25,556
Municipal bonds	14,366	15,086	14,475
Commercial paper	—	1,501	—

Total	$35,370	40,888	40,996

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio as follows (dollars in thousands).

	One Year or Less		After One Year to Five Years		After Five Years		Total
	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
At December 31, 2008:
Securities Available for Sale:
U.S. Government agency securities	$3,560	3.56%	$—	—%	$—	—%	$3,560	3.56%
Mortgage-backed securities	507	2.37	7,540	4.76	9,397	5.04	17,444	4.06
Municipal bonds	1,763	4.43	5,327	3.56	7,346	3.97	14,366	3.99

Total	$5,830	3.32%	$12,797	2.08%	$16,743	2.25%	$35,370	3.63%

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of regulatory capital (as defined in the regulations). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$18,434	12.41%	$11,887	8.0%	$14,858	10.0%
Tier I Capital (to Risk-Weighted Assets)	16,577	11.16%	5,943	4.0%	8,915	6.0%
Tier I Capital (to Average Assets)	16,577	7.81%	8,490	4.0%	10,613	5.0%
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$19,116	12.1%	$12,600	8.0%	$15,750	10.0%
Tier I Capital (to Risk-Weighted Assets)	17,229	10.9%	6,300	4.0%	9,450	6.0%
Tier I Capital (to Average Assets)	17,229	8.0%	8,643	4.0%	10,803	5.0%

7. Market Risk. Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 14 to the consolidated financial statements.

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

8. Asset and Liability Structure. The following table sets forth certain information relating to the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2008, that are estimated to mature or are scheduled to re-price within the period shown (dollars in thousands):

	Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year to Five Years	Over Five Years to Ten Years	Over Ten Years	Total
Loans (1)	$44,605	11,727	16,459	53,165	12,543	6,781	145,280
Securities available for sale and time deposits (2)	313	925	3,767	5,302	2,453	23,360	36,120
Other securities (3)	4,246	100	—	—	—	—	4,346

Total rate-sensitive assets	49,164	12,752	20,226	58,467	14,996	30,141	185,746

Deposit accounts (4)

Savings, NOW and Money market deposits	70,367	—	—	—	—	—	70,367
Time deposits (4)	21,230	19,090	32,708	19,204	—	—	92,232
Other borrowings (5)	3,447	—	—	5,000	5,000	—	13,447

Total rate sensitive liabilities	95,044	19,090	32,708	24,204	5,000	—	176,046

GAP repricing differences	(45,880)	(6,338)	(12,482)	34,263	9,996	30,141

Cumulative GAP	(45,880)	(52,218)	(64,700)	(30,437)	(20,411)	9,700

Cumulative GAP/total assets	(26.78)%	(24.79)%	(30.71)%	(14.45)%	(9.70)%	4.60%

(1)

Variable rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities. Nonaccrual loans have been excluded from the schedule.

(2)	Securities are scheduled according to their respective repricing and maturity.
(3)	Includes federal funds sold and interest-bearing deposits with banks and FHLB and FRB stock.
(4)	Savings, NOW and money-market deposits are regarded as ready accessible accounts. Time deposits are scheduled through the maturity dates.
(5)	Other borrowings include Federal Home Loan bank advances, junior subordinated debentures and other borrowings.

The following table reflects the contractual principal repayments by period of the Bank's loan portfolio at December 31, 2008 (in thousands):

	Commercial Real Estate	Residential Real Estate	Construction and Land Development	Commercial	Consumer	Total
Due within one year	$16,217	2,834	12,009	4,692	1,275	37,027
Due after one through five years	35,974	8,085	2,791	3,065	1,364	51,279
Due after five years	15,845	43,173	2,720	247	203	62,188

Total	$68,036	54,092	17,520	8,004	2,842	150,494

At December 31, 2008, of the $113.4 million of loans due after one year 46.3% of such loans have fixed rates of interest and 53.7% have adjustable rates.

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

Deposits are attracted principally from our primary geographic market area, Marion and Sumter Counties, Florida. A broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts) are offered. Certificate of deposit rates and maturities are established to match the rates and maturities of earning assets. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Commercial banking relationships have been emphasized in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set weekly by management based on a review of the Bank's funding needs, deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

At December 31, 2008, the Bank had $92.2 million in certificates of deposits which have a weighted interest rate of 4.16%. These certificates of deposit have terms ranging from seven days to a maximum of five years. The Bank no longer offers certificate of deposit products with extended maturities. The Bank does not currently have any brokered deposits among its liabilities.

Scheduled maturities of certificates at December 31, 2008 is as follows (dollars in thousands):

CD Maturity Schedule as of December 31:	$100,000 and Greater
Due three months or less	$10,675
Due over three months to six months	27,079
Due over six months to one year	5,102
Due over one year	2,844

Total	$45,700

The following table sets forth the average balance and weighted average rates for the Bank's categories of deposits for the period indicated ($ in thousands):

	At December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$18,131	—%	$19,884	—%	$23,852	—%
Savings, NOW and money market deposits	73,866	1.67	82,248	2.75	79,410	2.24
Time deposits	92,571	4.16	81,371	5.05	70,643	4.32

Total average deposits	$184,973	2.75%	$183,503	3.47%	$173,905	2.78%

D.	Results of Operations

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$152,625	$10,059	6.59%	$155,593	$11,730	7.54%	$148,809	$11,175	7.51%
Securities	40,868	1,689	4.13	40,603	1,849	4.55	36,191	1,421	3.93
Other interest-earning assets (2)	7,306	273	3.71	3,150	200	6.35	5,502	401	7.29

Total interest-earning assets	200,799	12,021	5.99	199,346	13,779	6.90	190,502	12,997	6.82
Noninterest-earning assets	14,036			18,213			16,700

Total assets	$214,835			$217,559			$207,202

Interest-bearing liabilities:
Savings, NOW and money market deposits	73,866	1,237	1.67	82,248	2,261	2.75	79,410	1,778	2.24
Time deposits	92,592	3,850	4.16	81,371	4,109	5.05	70,643	3,053	4.32
Borrowed funds(3)	12,318	567	4.60	16,066	736	4.58	16,548	780	4.71

Total interest-bearing liabilities	178,766	5,654	3.16	179,685	7,106	3.95	166,601	5,611	3.37
Noninterest-bearing demand deposits	18,131			19,884			23,852
Noninterest-bearing liabilities	1,047			1,351			1,301
Stockholders’ equity	16,881			16,639			15,448

Total liabilities and stockholders’ equity	$214,835			$217,559			$207,202

Net interest income		$6,367			$6,673			$7,386

Interest-rate spread (4)			2.83%			2.95%			3.45%

Net interest margin (5)			3.17%			3.34%			3.88%

Ratio of average interest- earning assets to average interest- bearing liabilities			1.12			1.11			1.14

(1)	Includes loans on non-accrual status.
(2)	Includes federal funds sold and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, junior subordinated debentures, notes payable and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

2. Rate/Volume Analysis. The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in rate (change in rate multiplied by prior volume);

•	changes in volume (change in volume multiplied by prior rate); and,

•	changes in rate-volume (change in rate multiplied by change in volume) (in thousands).

	Twelve Months Ended December 31,
	2008				2007
	Increase (Decrease) Due To
	Rate	Volume	Rate- Volume	Total	Rate	Volume	Rate- Volume	Total
Interest-earning assets:
Loans	$(1,475)	(224)	28	(1,671)	44	509	2	555
Securities	(171)	12	(1)	(160)	227	173	28	428
Other interest-earning assets	(82)	264	(109)	73	(85)	(171)	36	(220)

Subtotal	(1,729)	52	(82)	(1,758)	186	511	66	763

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	(884)	(230)	90	(1,024)	405	64	14	483
Time deposits	(726)	567	(100)	(259)	514	464	78	1,056
Borrowed funds	4	(172)	(1)	(169)	(22)	(23)	1	(44)

Subtotal	(1,606)	165	(11)	(1,452)	897	505	93	1,495

Total	$(123)	(112)	(71)	(306)	711	6	27	(732)

3. Comparison of Years Ended December 31, 2008 and 2007.

General Operating Results. Net loss for the year ended December 31, 2008 was ($751,000) or ($0.61) per basic share compared to net earnings of $756,000 or $0.61 per basic share for the year ended December 31, 2007. The loss for the year 2008 was caused by credit – related expenses including $1.3 million provision for loan losses, write downs of foreclosed real estate in the amount of $165,000 and the expense to carry foreclosed real estate of $191,000 included in other expenses.

Interest Income. Interest income declined $1.8 million to $12 million for the year ended December 31, 2008, compared to $13.8 million for the year ended December 31, 2007. The decline in interest income is primarily due to a decrease in earning assets, and the sharp decline in interest rates which was 400 basis points over the course of the year.

Interest Expense. Interest expense decreased $1.5 million to $5.7 million for the year ended December 31, 2008, compared to $7.1 million for the year ended December 31, 2007. The decrease was due to lower average yields paid on interest bearing liabilities.

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions of $1.3 million and $187,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended 2008 the Company posted net charge offs of $1.3 million to the allowance for loan losses, due primarily to loans that were written down to the market value of the collateral. At December the allowance for loan losses was $1.9 million or 1.27% of gross loans. Management continues to aggressively work its collection efforts and continues to increase the level of monitoring for commercial real estate and investment real estate. The Company has never participated in any type of subprime lending. Management believes that the allowance for loan losses of $1,915,000 at December 31, 2008, was adequate.

Noninterest Income. Noninterest income decreased $158,000 from $1.7 million at year end December 31, 2007, to $1.6 million at year end December 31, 2008. The decrease was due to a reduction in brokerage fees, and real estate origination fees.

Noninterest Expense. Noninterest expense increased $811,000, from $7.4 million at year ended December 31, 2007, compared to $8.2 million at year end December 31, 2008. Noninterest expenses increased due to an increase of $147,000 in data processing, expenses of carrying and write downs of foreclosed real estate in the amount of $356,000, and consulting fees of $222,000, related to data processing and public company reporting.

Income Taxes. The Company benefited from an income tax credit of $796,000 for the year ended December 31, 2008, compared to an income tax expense of $91,000 for the year ended December 31, 2007. The benefit is a direct result of a loss on operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal controls over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c)	Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2008, but was not reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s principal executive and financial officers, controller and persons performing similar functions. A copy of the Code of Ethics is attached to this Report as Exhibit 4.

The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2008 annual meeting, including the information set forth under the captions “Information Concerning Nominees for Directors” and “The Board of Directors and Committees” under “Election of Directors;” “Report of the Audit Committee;” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2009 annual meeting, including the information set forth under the caption “Compensation of Directors” and “Compensation of Named Executive Officers” under the caption “Election of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2009 annual meeting, including the information set forth under the captions “Beneficial Owners’ of More than 5% of the Common Stock” and “Share Ownership of Directors and Executive Officers” under the caption “Election of Directors.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2009 annual meeting, including the information set forth under the captions “The Board of Directors and Committees” and “Certain Relationships and Related Transactions” under the caption “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2009 annual meeting, including the information set forth under the captions “Fees Paid to Independent Registered Public Accounting Firm.”

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

INDEPENDENT BANCSHARES, INC.

(Registrant)

BY:	/s/ Mark. A Imes
Mark A. Imes, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nicholas J. Panicaro
Nicholas J. Panicaro, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 18, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark A. Imes		March 18, 2009
Mark A. Imes	President, Chief Executive Officer and Director

/s/ Charles H. Deters		March 18, 2009
Charles H. Deters	Director

Jeremy J. Deters	Director

David Dizney	Director

/s/ Robert A. Ellinor		March 18, 2009
Robert A. Ellinor	Director

/s/ Billy G. Gadd		March 18, 2009
Billy G. Gadd	Director

/s/ Digvijay L. Gaekwad		March 18, 2009
Digvijay L. Gaekwad	Director

Signature	Title	Date

Deborah A. Klugger	Director

/s/ John L. Peterson, D.V.M.		March 18, 2009
John L. Peterson, D.V.M.	Chairman of the Board of Directors

/s/ Lanford T. Slaughter, D.D.S.		March 18, 2009
Lanford T. Slaughter, D.D.S.	Director

/s/ Frank E. Stafford, C.P.A.		March 18, 2009
Frank E. Stafford, C.P.A.	Director