Form 10-K/A
period 2008-12-31
Independent BancShares, Inc.
filed 2009-04-16
CIK 1357528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of Independent Bancshares, Inc. (the “Company”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K. The Initial Filing contemplated the incorporation of such information from a Proxy Statement to be filed by the Company within 120 days following the end of the Company’s year ended December 31, 2008. The Company does not believe that such Proxy Statement will be filed within the requisite 120-day time period and, accordingly, is including the information required by Items 10, 11, 12, 13 and 14 of the Form 10-K through this Amendment as contemplated by instruction G(3) to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

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

The following sets forth information regarding the Company’s Directors:

Name	Age	Information About Director
John L Peterson, D.V.M.	67	John L. Peterson, D.V. M., is a founding Director of the Company and the Bank, having been elected to the Board in 1988. Dr. Peterson is the Chairman of the Board, having been elected in 2003. He is a member of the Branching, Asset/Liability, Compensation and Strategic Planning Committees. He is the chairman of the Finance Committee. He is the owner of Spring Hollow Farms, Inc. and President of Peterson, Smith Equine Hospital. Dr. Peterson graduated from Iowa State University with degree in Veterinary Medicine.

Charles H. Deters	79	Charles H. Deters is a founding Director of the Company and the Bank, having been elected to the Board in 1988. He is the Vice-Chairman of the Board and serves as Chairman of the Compensation Committee, a member of the Finance and Asset/Liability Committees and chairman of the Branching Committee. Mr. Deters is an attorney and the owner of numerous businesses including Snappy Tomato Pizza, Covington Ky.; Deters Company, Ben-D Farm, Ben-D, Inc., Legal, Inc., and Independence Town Center, LLC. Mr. Deters is an alumnus of Thomas Moore College and the University of Cincinnati.

Mark A. Imes	46	Mark A. Imes was elected President, CEO and to the Board of Directors on June 14, 2006. He is a member of Branching, Finance, Strategic Planning, Disaster Control, Community Reinvestment Act and Technology Committees. Mr. Imes is Chairman of the Asset/Liability Committee. From September 2004 to June 2006 he served as President of the Ocala City Division of Wachovia Bank. During 1991-2004 Mr. Imes served in various lending and operational capacities with Barnett Bank, N.A., now Bank of America, N.A. Mr. Imes graduated from Vanderbilt University with a B.A. in Economics. He serves on the Board of Directors of Kids Central, Inc., Early Learning Coalition of Marion County, Childhood Development Services, Inc., and Boys and Girls Club of Marion County, and has served as the 2005 Campaign Chair of the United Way of Marion County.

Jeremy J. Deters	35	Jeremy J. Deters was elected to the Board in 2002. He is a member of the Finance and Asset/Liability Committees. Mr. Deters is an attorney and the owner of GJ Taylor Mill, LLC. Mr. Deters is an alumnus of Thomas Moore College and the University of Cincinnati. Mr. Deters is the son of Charles H. Deters.

David A. Dizney	45	David A. Dizney was elected to the Board in 2003 and serves on the Finance and Asset/Liability Committees. Mr. Dizney is President and CEO of United Medical Corporation, a diversified healthcare operations and investment company with operations throughout the Southeast U.S. and the Caribbean. UMC owns, operates and invests in a wide array of specialty healthcare services. Mr. Dizney earned his MBA from Northwestern University’s Kellogg School of Management. He serves on the board of several corporate and civic organizations.

Robert A. Ellinor	69	Robert A. Ellinor was elected to the Board in 1989. Until June 14, 2006, he served as the President and CEO of the Company and the Bank. He is a member of the Audit Committee. Mr. Ellinor has a B.S. in marketing from Florida State University and is a graduate of Consumer Banking School, University of Virginia and Florida Trust School, University of Florida.

Billy G. Gadd	75	Billy G. Gadd is a founding Director of the Company and the Bank, having been elected to the Board in 1988. Mr. Gadd also served as Chairman of the Board until 2003. He is Chairman of the Audit Committee, a member of the Compensation, Finance, Asset/Liability and Technology Committees. Mr. Gadd is the Chairman of the Strategic Planning and Business Development Committees. He is a former real estate developer and owner of Gadd Enterprises. Mr. Gadd is an alumnus of Florida State University.

Digvijay L. Gaekwad	48	Digvijay “Danny” L. Gaekwad was elected to the Board in 2001. He is a member of the Finance, Asset/Liability and Disaster Control Committees. Mr. Gaekwad is the president of NDS, USA, LLC, a medical billing & transcription service, insurance claims adjudication and customer service call center company. He is the president of Karan of Ocala, Inc. a convenience store and gas station acquisition, development and re-sale company. Mr. Gaekwad is the president of MGM Hotels, LLC, Premier Ocala Property, Kunal Hotels, LLC, Kunal II, LLC, Pensacola LLC, and Indo-American Investment Realty, Inc. Mr. Gaekwad is a member of the Lions Club and the Marion County Chamber of Commerce.

Deborah A. Klugger	54	Deborah A. Klugger was elected to the Board in 2004. She is a member of the Finance and Asset/Liability Committees. Ms. Klugger is the Vice President/Secretary/Treasurer of Center State Construction, and President of Center State Realty, Inc. She has been a licensed mortgage broker since 1985. Ms. Klugger is a member of the Marion Co. Realtor Association, the Royal Dames for Cancer Research and past President of the Marion County Builders Association (2001-2003). Ms. Klugger is a graduate of Bryant and Stratton Business College (1972).

Lanford T. Slaughter, D.D.S.	68	Lanford T. Slaughter, D.D.S., is a founding Director of the Company and the Bank, having been elected to the Board in 1988. He is a member of the Audit and Disaster Control Committees. Dr. Slaughter is the owner of his Dentistry practice. He is a member of the Elks Lodge, Shrine Club and Masonic Lodge. Dr. Slaughter is a graduate of the University of Florida (Biology/Chemistry), Florida Southern University (Chemistry-B.S.), and the Medical College of Virginia (Dentistry).

Frank E. Stafford, C.P.A.	63	Frank E. Stafford, C.P.A., was elected to the Board in 2003. He is a member of the Audit and Finance Committees. Mr. Stafford is the President/Partner of Duggan Joiner& Co. CPAs. He is the founder of Leadership Ocala and a graduate of the Florida Atlantic University.

The following sets forth information regarding the Company’s Executive Officers:

Name	Age	Information About Executive Officers
Mark A. Imes	46	Mark A. Imes was elected President, CEO in June 2006. From September 2004 to June 2006 he served as President of the Ocala City Division of Wachovia Bank. During 1991 – 2004 Mr. Imes served in various lending and operational capacities with Barnett Bank, N. A., now Bank of America, N. A.

Nicholas J. Panicaro	56	Nicholas J. Panicaro was elected Executive Vice President, COO, CFO in July 2008. From January 1998 to April 2007 Mr. Panicaro was a founding director, Executive Vice President, COO, CFO of Old Florida Bancshares, and Old Florida Bank in Fort Myers, Florida.

The Board of Directors and Committees

The Company’s Board of Directors oversees the business and affairs of the Company and its subsidiaries, Independent National Bank (“Bank”) and Independent Financial Partners, Inc., and monitors the performance of their management. In accordance with corporate governance principles, the Board does not involve itself in the day-to-day operations of the Company. The directors keep themselves informed through discussions with key executives and the Company’s principal external advisers, including legal counsel and outside auditors, by reading reports and other materials that the Company’s management sends to them and by participating in Board and committee meetings.

The Board of Directors of the Company held 12 meetings during 2008. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees of the board on which such director serves (except for Mr. Dizney, who attended 67% of such meetings). Directors are encouraged to attend each annual meeting of shareholders. All of the directors attended the 2008 Annual Meeting of the Shareholders. All but one of the directors (Mr. Imes, our President and Chief Executive Officer) was and is “independent” as defined in the listing standards of the Nasdaq Stock Market (“NASDAQ”).

In 2008, the Board of Directors had a standing Audit Committee composed of Billy G. Gadd, Lanford T. Slaughter, D.D.S., Frank E. Stafford, C.P.A. all of whom are ‘independent’ as defined in NASDAQ listing standards. Mr. Gadd presides as chairman of the Audit Committee. The Board of Directors has determined that Mr. Stafford qualifies as the audit committee financial expert for purposes of the rules and regulations of the Securities and Exchange Commission (the “SEC”). The charter of the Audit Committee was included in the Proxy Statement for the Company’s 2008 Annual Meeting of the Shareholders.

The Company does not have a standing nominating committee. The entire Board of Directors has participated in the consideration of director nominees. Given our relatively small market capitalization and the relative unlikelihood that a non-shareholder would be willing to serve as a director of a holding company which owns a community bank, we do not believe that maintaining a nominating committee would lead to the identification of a broader pool of candidates eligible and willing to serve as directors of the Company.

The Board of Directors considers candidates for Board membership, including those suggested by shareholders, applying the same criteria to all candidates. Any shareholder who wishes to recommend a prospective nominee for the Board must notify the Secretary of the Company in writing at the Company’s principal executive offices. Any such recommendation should provide whatever supporting material the shareholder considers appropriate, but should at a minimum include such background and biographical material as will enable the Board to make an initial determination as to whether the nominee satisfies the criteria for directors used by the Board in the nomination process.

If the Board identifies a need to replace a current member of the Board, to fill a vacancy on the Board, or the expand the size of the Board, the Board considers candidates from a variety of sources. The process followed by the Board to identify and evaluate candidates includes (a) meetings to evaluate biographical information and background material relating to candidates and (b) interviews of selected candidates by members of the Board. Recommendations by the Board of candidates for inclusion in the Board slate of director nominees are based upon criteria such as business experience and skills, independence, distinction in their activities, judgment, integrity, the ability to commit sufficient time and attention to the Board’s activities and the absence of potential conflicts with the Company’s interests. The Board also considers any other relevant factors that it may from time to time deem appropriate, including the current composition of the Board, the balance of management and independent directors, the need for Audit Committee expertise and the evaluation of all prospective nominees.

The Board of Directors has a standing Compensation Committee comprised of Charles H. Deters, Billy G. Gadd and John L. Peterson, all of whom are “independent” as defined in NASDAQ listing standards. Mr. Deters presides as chairman of the Compensation Committee.

The charter of the Compensation Committee was included in the Proxy Statement for the Company’s 2008 Annual Meeting of the Shareholders, and is also available on the Company’s website.

The Compensation Committee has the sole authority to set compensation of the Chief Executive Officer, including base salary and incentive compensation of all kinds, and has the responsibility to review and approve such compensation of all other officers of the Company and the Bank. In determining the compensation of the Chief Executive Officer, the Committee considers, among other factors it deems appropriate from time to time, the Company’s and the Bank’s performance and relative shareholder return, the value of similar incentive awards granted to chief executive officers at banks (and bank holding companies) comparable in size and market area to the Company and the Bank.

The Committee may, to the extent permitted under applicable law, delegate any of its responsibilities to a subcommittee of one or more of its members, the Board of Directors or members of management. The Chief Executive Officer is not assigned any specific role in determining or recommending the amount or form of executive and director compensation. The Committee has sole authority to select, retain and terminate a compensation consultant and approve such consultant’s fees and other retention terms. Currently, no compensation consultant has been engaged.

Report of the Audit Committee

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes overseeing the work of the Company’s internal accounting and auditing processes and discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The functions of the Audit Committee are focused on three areas:

•	the adequacy of the Company’s internal controls and financial reporting process and the reliability of the Company’s financial statements;

•	the performance of the Company’s internal auditors and the independence and performance of the Company’s independent auditors; and

•	the Company’s compliance with legal and regulatory requirements

The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee periodically reviews the independent auditor’s performance, fees and independence from management.

The directors who serve on the Audit Committee are all “Independent” as defined in NASDAQ’s listing standards. That is, the Board of Directors has determined that no Audit Committee member has a relationship to the Company that may interfere with his or her independence from the Company and its management.

The Audit Committee relies on the expertise and knowledge of management, the internal auditors, and the independent auditor in carrying out its oversight responsibilities. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, the Board has determined that Frank E. Stafford, CPA, is an “Audit Committee financial expert” as defined by Securities and Exchange Commission (“SEC”) rules. The Board has adopted and annually reviews a written charter setting out the functions the Audit Committee is to perform.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly represent the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America and discuss with us any issues they believe should be raised with us. The Audit Committee monitors these processes, relying without independent verification, on the information provided to us and on the representations made by management and the independent auditors.

This year, the Audit Committee reviewed and discussed the Company’s audited financial statements as of and for the fiscal year ended December 31, 2008, and met with management and Hacker, Johnson & Smith PA, the Company’s independent auditors, to discuss the result of their examinations, the evaluation of the Company’s internal controls and the overall quality of the Company’s financial reporting. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee has received the written disclosures and the letter from the independent registered certified public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence as may be modified or supplemented, and has discussed with the independent registered certified public accounting firm the independent registered certified public accounting firm’s independence. The Audit Committee also discussed with Hacker, Johnson & Smith PA, the matters required to be discussed by statement on Auditing Standards No. 61, as amended, as adopted by the PCAOB in Rule 3200T.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, to be filed with the SEC. The Audit Committee has also selected Hacker, Johnson & Smith PA, as the Company’s independent auditor for fiscal year 2009.

Billy G. Gadd, Chairman

Lanford T. Slaughter, D.D.S.

Frank E. Stafford

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of Common Stock (the “Reporting Persons”) to file reports of ownership and changes of ownership with the SEC and to furnish the Company with copies of Section 16(a) forms so filed. Based solely on a review of copies of such forms received, the Company believes that all of the Reporting Persons timely met their filing obligations for the fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

The following table sets forth the total compensation paid to the members of the Company’s Board of Directors (except for Mr. Imes) for the last fiscal year:

Name (a)	Fees Earned or Paid In Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
John L. Peterson, DVM	$14,150	-0-	-0-	-0-	-0-	-0-	$14,150
Charles H. Deters	13,800	-0-	-0-	-0-	-0-	-0-	13,800
Jeremy J. Deters	13,500	-0-	-0-	-0-	-0-	-0-	13,500
David A. Dizney	12,950	-0-	-0-	-0-	-0-	-0-	12,950
Robert A. Ellinor	12,200	-0-	-0-	-0-	-0-	54,145	66,345
Billy G. Gadd	14,100	-0-	-0-	-0-	-0-	-0-	14,100
Digvijay L. Gaekwad	13,250	-0-	-0-	-0-	-0-	-0-	13,250
Deborah A. Klugger	13,700	-0-	-0-	-0-	-0-	-0-	13,700
Lanford T. Slaughter, DDS	12,250	-0-	-0-	-0-	-0-	-0-	12,250
Frank E. Stafford, CPA	13,450	-0-	-0-	-0-	-0-	-0-	13,450
Michael J. Webb, MD	7,050	-0-	-0-	-0-	-0-	-0-	7,050

Our directors are paid fees for attendance at board and committee meetings. During 2008, directors were paid $1000.00 for each board meeting, and $50.00 for each committee meeting.

Compensation of Named Executive Officers

The following table sets forth the total compensation paid to our Chief Executive Officer in 2008 and for the last two fiscal years:

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Mark A. Imes, President and Chief Executive Officer	2008	$130,000							$34,660	(1)	$149,540
	2007	$130,000		$11,416	-0-	-0-	-0-	-0-	$59,788	(2)(1)	$201,204
	2006	67,500	(2)	2,500	-0-	-0-	-0-	-0-	23,608	(1)	93,608

(1)	Includes director fees.
(2)	Includes director fees, and 401K retirement contribution.

Effective May 26, 2006, the Company and the Bank entered into an employment agreement with Mr. Imes. Under the agreement, Mr. Imes is entitled to receive a base annual salary of $130,000, the sum of $1,000 for attending each meeting of the Board of Directors of the Bank and to be covered under the Bank’s health benefit plan, Mr. Imes is also reimbursed for automobile, travel and other business expenses incurred in the Company’s or the Bank’s business, and for dues or fees incurred by him as a member of social, civic and other organizations of which he is a member and which have been approved by the Company. Under the agreement, upon a change in control of the Company or the Bank, Mr. Imes will receive a lump sum equal to one year’s base salary and director’s fees plus $35,000. In addition, any then unvested stock options will vest as of the date of the change of control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than 5% of the Common Stock

The following table contains information as of March 10, 2009, regarding each beneficial owner of more than five percent of the Company’s only class of voting securities, the Common Stock. Unless otherwise indicated in a footnote, each such person has sole voting and investment power with respect to shares he or she beneficially owns. None of the shares listed below are shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act. The address of each person listed below is the address of the Company’s principal office.

Name of Beneficial Owner	Number of Common Shares Owned		Percent of Total Common Shares
Charles H. Deters	236,001	(1)	19.10%
Donald R. Dizney	177,450	(2)	14.37%
John C. Weber	124,920		10.11%
Gregory Constantine, Jr.	89,347	(3)	7.23%
Edna R. Etheridge	69,918		5.66%

(1)	Includes 220,965 shares held jointly with Mr. Deters’ wife and 3,100 shares held by an IRA for the benefit of Mr. Deters.
(2)	Includes 1,568 shares held by Mr. Dizney’s wife, as to which Mr. Dizney disclaims beneficial interest.
(3)	Includes 33,892 shares held jointly with Mr. Constantine’s wife.

Share Ownership of Directors and Executive Officers

The following table contains information as of March 10, 2009, regarding the ownership of the Company’s Common Stock by each director and executive officer and all of the directors and officers as a group. Unless otherwise indicated in a footnote, each such person has sole voting and investment power with respect to shares he or she beneficially owns. None of the shares listed below are shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act. The address of each director and executive officer is the address of the Company’s principal office. None of the shares listed are pledged.

Name of Beneficial Owner	Number of Common Shares Owned		Percent of Total Common Shares
John L. Peterson, DVM, Chairman of the Board of Directors	36,208	(1)	2.93%
Charles H. Deters, Vice Chairman of the Board of Directors	236,001	(2)	19.10%
Mark A. Imes, President, Chief Executive Officer and Director	2,850		0.02%
Jeremy J. Deters, Director	9,835		0.08%
David A. Dizney, Director	4,844	(3)	0.04%
Robert A. Ellinor, Director	12,789	(4)	1.04%
Billy G. Gadd, Director	14,177	(5)	1.15%
Digvijay L. Gaekwad, Director	9,525	(6)	0.08%
Deborah A. Klugger, Director	1,248		0.01%
Lanford T. Slaughter, D.D.S., Director	46,502	(7)	3.76%
Frank E. Stafford, CPA, Director	1,633		0.01%
All Directors and Executive Officers as a Group	375,612		28.22%

(1)	Includes 35,710 shares held by Spring Hollow Asset Management, LLC, a family investment company controlled by Dr. Peterson, and 498 shares held jointly with Dr. Peterson’s wife.
(2)	Includes 220,965 shares held jointly with Mr. Deters’ wife and 3,100 shares held by an IRA for the benefit of Mr. Deters.
(3)	Includes 1,296 shares held by Mr. Dizney’s wife, as to which Mr. Dizney disclaims beneficial interest.
(4)	Includes 5,672 shares held jointly with Mr. Ellinor’s wife and 7,117 shares held by an IRA for the benefit of Mr. Ellinor.
(5)	Includes 6,563 shares held jointly with Mr. Gadd’s wife, 487 shares held by an IRA for the benefit of Mr. Gadd and 128 shares held as custodian for Patrick Gadd Hughes, as to which Mr. Gadd disclaims beneficial interest.
(6)	Held jointly with his wife.
(7)	Includes 26,692 shares held jointly with Dr. Slaughter’s wife and 11,334 shares held by an IRA for the benefit of Dr. Slaughter.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2008, four directors or executive officers of the Company were borrowers with respect to loans or lines of credit with the Bank that, in the aggregate, exceeded $3 million. These loans and lines of credit were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and did not involve more than the normal risk of collectibility or present other unfavorable features.

Our Board of Directors has adopted a written policy with respect to related party transactions. For the purpose of the policy, a “related party transaction” is a transaction in which we participate and in which any related party has a direct or indirect interest, other than (i) transactions available to all employees or customers generally, (ii) transactions involving less than $5,000 when aggregated with all similar transactions, or (iii) loans made by our subsidiary Bank in the ordinary course of business, on substantially the same terms, including rates and collateral as those prevailing at the time for comparable loans with persons not related to the Bank, and not involving more than a normal risk of collectibility or presenting other unfavorable features.

Under the policy, any related party transaction may be consummated or may continue only if (i) our Audit Committee approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, (ii) the transaction is approved by the disinterested members of our Board of Directors, or (iii) the transaction involves compensation that has been approved by our Compensation Committee.

The current policy was formalized and adopted in January 2009. All related party transactions since January 1, 2008 which were required to be reported in this Proxy Statement were approved by either the Audit Committee or the Board of Directors.

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

Date: April 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark A. Imes		April 9, 2009
Mark A. Imes	President, Chief Executive Officer and Director

/s/ Charles H. Deters		April 9, 2009
Charles H. Deters	Director

Jeremy J. Deters	Director

David Dizney	Director

/s/ Robert A. Ellinor		April 9, 2009
Robert A. Ellinor	Director

/s/ Billy G. Gadd		April 9, 2009
Billy G. Gadd	Director

/s/ Digvijay L. Gaekwad		April 9, 2009
Digvijay L. Gaekwad	Director

Signature	Title	Date

Deborah A. Klugger	Director

/s/ John L. Peterson, D.V.M.		April 9, 2009
John L. Peterson, D.V.M.	Chairman of the Board of Directors

/s/ Lanford T. Slaughter, D.D.S.		April 9, 2009
Lanford T. Slaughter, D.D.S.	Director

/s/ Frank E. Stafford, C.P.A.		April 9, 2009
Frank E. Stafford, C.P.A.	Director