Form 10-Q
period 2009-03-31
Independent BancShares, Inc.
filed 2009-05-15
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $2 per share	1,235,644 shares
(class)	At May 1, 2009

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	At March 31, 2009	At December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$4,005	6,569
Interest-earning deposits	87	32
Federal funds sold	9,918	3,152

Cash and cash equivalents	14,010	9,753

Certificate of deposit	350	750
Securities available for sale	35,714	35,370
Loans, net of allowance for loan losses of $2,255 and $1,915	147,520	148,493
Accrued interest receivable	852	905
Federal Home Loan Bank stock	916	925
Federal Reserve Bank stock	237	237
Premises and equipment, net	8,388	8,175
Foreclosed real estate	1,466	2,021
Goodwill	1,525	1,525
Customer intangible, net	287	305
Other assets	2,997	2,169

Total assets	$214,262	210,628

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	17,979	16,108
NOW, money-market and savings deposits	81,120	70,367
Time deposits	86,186	92,232

Total deposits	185,285	178,707

Federal Home Loan Bank advances	10,000	10,000
Junior subordinated debenture	2,062	2,062
Other borrowings	450	1,385
Accrued interest payable and other liabilities	1,061	2,041

Total liabilities	198,858	194,195

Stockholders’ equity:
Common stock, $2 par value, 2,000,000 shares authorized, 1,235,644 shares issued and outstanding	2,471	2,471
Additional paid-in capital	8,831	8,831
Retained earnings	4,176	5,218
Accumulated other comprehensive loss	(74)	(87)

Total stockholders’ equity	15,404	16,433

Total liabilities and stockholders’ equity	$214,262	210,628

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans	$2,202	2,642
Securities	340	466
Other	38	45

Total interest income	2,580	3,153

Interest expense:
Deposits	1,133	1,489
Borrowings	116	149

Total interest expense	1,249	1,638

Net interest income	1,331	1,515

Provision for loan losses	1,365	322

Net interest (expense) income after provision for loan losses	(34)	1,193

Noninterest income:
Service charges on deposit accounts	120	123
Brokerage fees	80	128
Other	174	147

Total noninterest income	374	398

Noninterest expense:
Salaries and employee benefits	961	1,073
Occupancy and equipment	245	204
Data processing	64	168
Advertising and business development	31	60
Directors fees	33	40
Stationary and supplies	20	27
Other	810	362

Total noninterest expense	2,164	1,934

Loss before income tax benefit	(1,824)	(343)

Income tax benefit	(782)	(175)

Net loss	(1,042)	(168)

Loss per share - basic	(0.84)	(0.14)

Dividends per share	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2009 and 2008

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Amount
Balance at December 31, 2007	1,235,644	$2,471	8,831	5,969	(63)	17,208

Comprehensive loss:
Net loss (unaudited)	—	—	—	(168)	—	(168)

Change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	51	51

Comprehensive loss (unaudited)						(117)

Balance at March 31, 2008 (unaudited)	1,235,644	$2,471	8,831	5,801	(12)	17,091

Balance at December 31, 2008	1,235,644	$2,471	8,831	5,218	(87)	16,433

Comprehensive loss:
Net loss (unaudited)	—	—	—	(1,042)	—	(1,042)

Change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	13	13

Comprehensive loss (unaudited)						(1,029)

Balance at March 31, 2009 (unaudited)	1,235,644	$2,471	8,831	4,176	(74)	15,404

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,042)	(168)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	112	89
Provision for loan losses	1,365	322
Net amortization of premiums and discounts on securities	15	(43)
Amortization of customer intangible	18	18
Net decrease in accrued interest receivable	53	71
Net increase in other assets	(822)	(65)
Net (decrease) increase in accrued interest payable and other liabilities	(980)	411
Loss on sale of foreclosed real estate	9	—
Writedown of foreclosed real estate	369	—

Net cash (used in) provided by operating activities	(903)	635

Cash flows from investing activities:
Purchase of securities available for sale	(2,000)	(3,970)
Maturities, sales, and principal repayments of securities available for sale	1,661	2,330
Loan originations, net of principal repayments	(639)	32
Purchase of premises and equipment	(325)	(216)
Redemption of Federal Home Loan Bank stock	9	1
Maturities of certificates of deposit	400	—
Proceeds from sale of foreclosed real estate	411	—

Net cash used in investing activities	(483)	(1,823)

Cash flows from financing activities:
Net increase in deposits	6,578	4,114
Net (decrease) increase in other borrowings	(935)	340

Net cash provided by financing activities	5,643	4,454

Net increase in cash and cash equivalents	4,257	3,266

Cash and cash equivalents at beginning of period	9,753	8,729

Cash and cash equivalents at end of period	$14,010	11,995

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,248	1,600

Taxes	$—	—

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$13	51

Transfer of loan to foreclosed real estate	$247	200

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2009, the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

2. Loans. The components of loans are summarized as follows (in thousands):

	At March 31, 2009	At December 31, 2008
Commercial real estate	$67,405	68,036
Residential real estate and home equity	55,062	54,092
Construction and land development	16,020	17,520
Commercial	8,463	8,004
Consumer	2,903	2,842

Total loans	149,853	150,494

Deduct: Allowance for loan losses	(2,255)	(1,915)
Deferred loan costs, net	(78)	(86)

Loans, net	$147,520	148,493

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$1,915	1,888
Provision for loan losses	1,365	322
Net, (charge-offs) and recoveries	(1,025)	(455)

Ending balance	$2,255	1,755

Nonaccrual and past due loans are as follows (in thousands):

	At March 31, 2009	At December 31, 2008
Nonaccrual loans	$7,189	3,213
Past due ninety days or more, still accruing	—	—

	$7,189	3,213

Collateral dependent impaired loans are as follows (in thousands):

	At March 31, 2009	At December 31, 2008
Gross loans with a related allowance for loan loss recorded	$—	—
Less: Allowance on these loans	—	—
Gross loans for which there is no related allowance for loan loss	7,134	3,095

Net investment in impaired loans	$7,134	3,095

There was no interest collected or recognized on impaired loans during the three months ended March 31, 2009 or 2008.

4. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,644 during the three-month periods ended March 31, 2009 and 2008. There is no dilution to basic loss per share because the Company does not have any common stock equivalents.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2009 and December 31, 2008 of the Bank’s actual capital and related capital ratios.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Thousands)		(Thousands)
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets) Bank	$17,498	11.48%	$15,255	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$15,588	10.22%	$9,154	6.0%

Tier 1 Capital (to Average Assets) Bank	$15,588	7.37%	$10,569	5.0%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets) Bank	$18,434	12.41%	$14,858	10.0%

Tier 1 Capital (to Risk-Weighted Assets) Bank	$16,577	11.16%	$8,915	6.0%

Tier 1 Capital (to Average Assets) Bank	$16,577	7.81%	$10,613	5.0%

6. Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2009:
Available for sale securities	$35,718	—	35,154	564

Financial assets and liabilities subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using						Total Losses in Operations During the Three Months Ended March 31, 2009
	Carrying Value		(Level 1)	(Level 2)	(Level 3)	Total Losses
As of March 31, 2009:
Impaired loans	$3,644	(1)	—	—	3,644	2,704	1,421

Foreclosed real estate	$1,466		—	—	1,466	534	369

(1)	Loans with a carrying value of $3,460,000 at March 31, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2009 was from maturities, sales and principal repayments of securities available for sale of $1.7 million, and an increase in deposits of $6.6 million. Cash was used primarily to purchase securities available for sale of $2 million. At March 31, 2009 the Bank exceeded its regulatory liquidity requirements.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at March 31, 2009 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$6,491

Commitments to extend credit	$5,089

Standby letters of credit	$155

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
Average equity as a percentage of average assets	7.60%	9.12%	7.91%

Total equity to total assets at end of period	7.19%	7.81%	7.75%

Return on average assets (1)	(1.95)%	(0.36)%	(.31)%

Return on average equity (1)	(25.68)%	(4.57)%	(3.90)%

Noninterest expense to average assets (1)	4.04%	3.82%	3.55%

Nonperforming loans to total loans at end of period (2)	4.80%	2.14%	.76%

(1)	Annualized for the three months ended March 31, 2009 and 2008.
(2)	Nonperforming loans consist of nonaccrual loans. There are no loans contractually past due ninety days or more that are still accruing interest.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$144,624	2,202	6.09%	$150,934	2,642	7.00%
Securities	35,907	340	3.79	41,740	466	4.47
Other interest-earning assets (2)	8,122	38	0.19	6,033	45	2.98

Total interest-earning assets	188,653	2,580	5.47	198,707	3,153	6.35

Noninterest-earning assets	24,848			19,043

Total assets	$213,501			$217,750

Interest-bearing liabilities:
NOW, money-market and savings deposits	75,619	262	1.40	78,168	416	2.13
Time deposits	90,621	871	3.90	88,344	1,073	4.86

Total interest-bearing deposits	166,240	1,133	2.76	166,512	1,489	3.58

Borrowed funds (3)	12,723	116	3.69	14,224	149	4.19

Total interest-bearing liabilities	178,963	1,249	2.83	180,736	1,638	3.63

Noninterest-bearing demand deposits	17,720			18,792
Noninterest-bearing liabilities	583			1,006
Stockholders’ equity	16,235			17,216

Total liabilities and stockholders’ equity	$213,501			$217,750

Net interest income		$1,331			$1,515

Interest-rate spread			2.64%			2.72%

Net interest margin (3)			2.54%			3.05%

Ratio of interest-earning assets to interest-bearing liabilities	1.05			1.10

(1)	Includes non-accrual loans.
(2)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(3)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

General Operating Results. Net loss for the quarter ended March 31, 2009 was $1,042,000 or $0.84 per basic share compared to net loss of $168,000 or $0.14 per basic share for the quarter ended March 31, 2008. The first quarter 2009 loss was caused by credit – related expenses including a $1.4 million provision for loan losses, and write downs of foreclosed real estate in the amount of $369,000 included in other expenses.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments help offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 79.70%.

Interest Income. Interest income declined $573,000 to $2.6 million for the three month period ended March 31, 2009, compared to $3.2 million for the three month period ended March 31, 2008. The decline in interest income is primarily due to a decrease in earning assets, and a decline in average yields over the past year.

Interest Expense. Interest expense decreased $389,000 from $1.6 million for the three month period ended March 31, 2008, to $1.2 million for the three month period ended March 31, 2009. The decrease was due to the lower average yields paid on interest bearing liabilities.

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions of $1.4 million and $322,000 for the three month periods ending March 31, 2009 and 2008, respectively. During the three month period ending March 31, 2009, the Company posted net charge offs of $1 million to the allowance for loan losses, due primarily to loans that were written down to the market value of the collateral. At March 31, 2009, the allowance for loan losses was $2,255,000 or 1.50% of gross loans. Management is aggressively working on its collection efforts and continues to increase the level of monitoring for commercial real estate and investment real estate. The Company has never participated in any type of subprime lending. Management believes the allowance for loan losses of $2,255,000 at March 31, 2009, is adequate.

Noninterest Income. Noninterest income decreased $24,000, from $398,000 for the three month period ended March 31, 2008, to $374,000, for the three month period ended March 31, 2009. The decrease was primarily related to reductions in brokerage fees.

Noninterest Expense. Noninterest expense increased $230,000, from $1.9 million for the three month period ended March 31, 2008, to $2.2 million for the three month period ended March 31, 2009. The increase was attributable to an increase in expenses related to writedowns of foreclosed property included in other expense of $369,000.

Income Tax Benefit. The Company benefited from an income tax benefit of $782,000 for the period ended March 31, 2009, compared to an income tax benefit of $175,000 for the period ended March 31, 2008. The benefit is a direct result of a loss on operations.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first three months of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: May 14, 2009

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/s/ Mark A. Imes
Name:	Mark A. Imes, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Nicholas J. Panicaro
Name:	Nicholas J. Panicaro, Chief Financial Officer
(Principal Financial and Accounting Officer)