Form 10-Q
period 2009-06-30
Independent BancShares, Inc.
filed 2009-08-14
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51920

INDEPENDENT BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-2869407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

60 SW 17th Street

Ocala, Florida 34471

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $2 per share	1,235,644 shares
(class)	At August 7, 2009

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	At June 30, 2009	At December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$7,800	6,569
Interest-earning deposits	74	32
Federal funds sold	8,747	3,152

Cash and cash equivalents	16,621	9,753

Certificate of deposit	250	750
Securities available for sale	34,428	35,370
Loans, net of allowance for loan losses of $2,160 and $1,915	141,839	148,493
Accrued interest receivable	800	905
Federal Home Loan Bank stock	871	925
Federal Reserve Bank stock	237	237
Premises and equipment, net	8,615	8,175
Foreclosed real estate	968	2,021
Goodwill	1,525	1,525
Customer intangible, net	270	305
Other assets	3,554	2,169

Total assets	$209,978	210,628

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	16,881	16,108
NOW, money-market and savings deposits	85,235	70,367
Time deposits	79,338	92,232

Total deposits	181,454	178,707

Federal Home Loan Bank advances	10,000	10,000
Junior subordinated debenture	2,062	2,062
Other borrowings	263	1,385
Accrued interest payable and other liabilities	1,282	2,041

Total liabilities	195,061	194,195

Stockholders’ equity:
Common stock, $2 par value, 10,000,000 shares authorized, 1,235,644 shares issued and outstanding	2,471	2,471
Additional paid-in capital	8,831	8,831
Retained earnings	3,658	5,218
Accumulated other comprehensive loss	(43)	(87)

Total stockholders’ equity	14,917	16,433

Total liabilities and stockholders’ equity	$209,978	210,628

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$2,123	2,513	4,325	5,155
Securities	359	487	734	953
Other	4	42	6	87

Total interest income	2,486	3,042	5,065	6,195

Interest expense:
Deposits	1,008	1,323	2,141	2,812
Borrowings	124	143	239	293
Capitalized interest	—	(162)	—	(164)

Total interest expense	1,132	1,304	2,380	2,941

Net interest income	1,354	1,738	2,685	3,254

Provision for loan losses	515	238	1,880	560

Net interest income after provision for loan losses	839	1,500	805	2,694

Noninterest income:
Service charges on deposit accounts	110	115	231	238
Brokerage fees	107	201	187	329
Gain on sale of loans	21	19	97	45
Other	95	112	187	233

Total noninterest income	333	447	702	845

Noninterest expense:
Salaries and employee benefits	925	1,017	1,886	2,090
Occupancy and equipment	254	203	493	407
Data processing	73	144	137	312
Advertising and business development	20	56	51	117
Directors fees	33	40	66	80
Stationary and supplies	20	26	40	53
Other	791	548	1,602	909

Total noninterest expense	2,116	2,034	4,275	3,968

Loss before income taxes	(944)	(87)	(2,768)	(429)

Income tax benefit	(426)	(77)	(1,208)	(251)

Net loss	$(518)	(10)	(1,560)	(178)

Loss per share - basic	$(0.42)	(.01)	(1.26)	(0.14)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

($ in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2007	1,235,644	$2,471	8,831	5,969	(63)	17,208

Comprehensive loss:
Net loss (unaudited)	—	—	—	(178)	—	(178)

Change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(162)	(162)

Comprehensive loss (unaudited)						(340)

Balance at June 30, 2008 (unaudited)	1,235,644	$2,471	8,831	5,791	(225)	16,868

Balance at December 31, 2008	1,235,644	$2,471	8,831	5,218	(87)	16,433

Comprehensive loss:
Net loss (unaudited)	—	—	—	(1,560)	—	(1,560)

Change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	44	44

Comprehensive loss (unaudited)						(1,516)

Balance at June 30, 2009 (unaudited)	1,235,644	$2,471	8,831	3,658	(43)	14,917

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,560)	(178)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	224	182
Provision for loan losses	1,880	560
Net amortization of premiums and discounts on securities	36	(79)
Amortization of customer intangible	35	35
Net decrease in accrued interest receivable	105	112
Net increase in other assets	(1,408)	(169)
Net (decrease) increase in accrued interest payable and other liabilities	(759)	581
Loss on sale of foreclosed real estate	50	—
Writedown of foreclosed real estate	516	—

Net cash (used in) provided by operating activities	(881)	1,044

Cash flows from investing activities:
Purchase of securities available for sale	(2,000)	(7,642)
Maturities, sales, and principal repayments of securities available for sale	2,973	6,233
Net repayment (originations) of loans	3,656	(721)
Purchase of premises and equipment	(664)	(610)
Redemption of Federal Home Loan Bank stock	54	1
Maturities of certificates of deposit	500	—
Proceeds from sale of foreclosed real estate	1,605	—

Net cash provided by (used in) investing activities	6,124	(2,739)

Cash flows from financing activities:
Net increase (decrease) in deposits	2,747	(10)
Net (decrease) increase in other borrowings	(1,122)	312

Net cash provided by financing activities	1,625	302

Net increase (decrease) in cash and cash equivalents	6,868	(1,393)

Cash and cash equivalents at beginning of period	9,753	8,729

Cash and cash equivalents at end of period	$16,621	7,336

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,441	3,126

Taxes	$—	—

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$44	(162)

Transfer of loans to foreclosed real estate	$1,118	1,776

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 and the cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

2.	Loans. The components of loans are summarized as follows (in thousands):

	At June 30, 2009	At December 31, 2008
Commercial real estate	$64,573	68,036
Residential real estate and home equity	56,910	54,092
Construction and land development	13,276	17,520
Commercial	6,636	8,004
Consumer	2,640	2,842

Total loans	144,035	150,494

Deduct:
Allowance for loan losses	(2,160)	(1,915)
Deferred loan costs, net	(36)	(86)

Loans, net	$141,839	148,493

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$2,255	1,755	1,915	1,887
Provision for loan losses	515	238	1,880	560
Net, charge-offs	(610)	(55)	(1,635)	(509)

Ending balance	$2,160	1,938	2,160	1,938

Nonaccrual and past due loans are as follows (in thousands):

	At June 30, 2009	At December 31, 2008
Nonaccrual loans	$7,674	3,213
Past due ninety days or more, still accruing	—	—

	$7,674	3,213

Collateral dependent impaired loans are as follows (in thousands):

	At June 30, 2009	At December 31, 2008
Gross loans with a related allowance for loan loss recorded	$—	—
Less: Allowance on these loans	—	—
Gross loans for which there is no related allowance for loan loss	7,163	3,095

Net investment in impaired loans	$7,163	3,095

There was no interest collected or recognized on impaired loans during the three- or six-months ended June 30, 2009 or 2008.

4.	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,644 during the three-and six-month periods ended June 30, 2009 and 2008. There is no dilution to basic loss per share because the Company does not have any common stock equivalents.

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2009 and December 31, 2008, the Bank’s capital exceeded regulatory capital requirements.

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2009:
Available for sale securities	$34,428	—	33,912	516

The table below presents a reconciliation for all available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-months ended June 30, 2009. These instruments were valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use at June 30, 2009 (in thousands).

Balance, January 1, 2009	$564
Total gains or losses (realized/unrealized):
Included in operations	—
Included in other comprehensive income	(46)
Purchases, net of repayments	—
Transfers out of Level 3	(1)
Non trading activity	(1)

Balance, June 30, 2009	$516

Financial assets subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

			Fair Value Measurements at Reporting Date Using				Total Losses in Operations During the Six Months
	Carrying Value		(Level 1)	(Level 2)	(Level 3)	Total Losses	Ended June 30, 2009
As of June 30, 2009:
Impaired loans	$3,631	(1)	—	—	3,631	2,910	1,627

Foreclosed real estate	$968		—	—	968	1,050	516

(1)	Loans with a carrying value of $3,532 at June 30, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,621	16,621	9,753	9,753
Certificates of deposit	250	250	750	750
Securities available for sale	34,428	34,428	35,370	35,370
Loans	141,839	140,578	148,493	145,225
Accrued interest receivable	800	800	905	905
Federal Home Loan Bank stock	871	871	925	925
Federal Reserve Bank stock	237	237	237	237

Financial liabilities:
Deposits	181,454	181,972	178,707	178,887
Federal Home Loan Bank advances	10,000	10,634	10,000	10,370
Junior subordinated debentures	2,062	2,062	2,062	2,062
Other borrowings	263	263	1,385	1,385

Off-balance-sheet instruments	—	—	—	—

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s primary source of cash during the six-months ended June 30, 2009 was from maturities and principal repayments of securities available for sale of $3.0 million, a net increase in loan principal repayments of $3.7 million, and an increase in deposits of $2.7 million. Cash was used primarily to purchase securities available for sale of $2 million. At June 30, 2009, the Bank exceeded its regulatory liquidity requirements.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at June 30, 2009 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$3,465

Commitments to extend credit	$8,925

Standby letters of credit	$152

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within twelve months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Average equity as a percentage of average assets	7.44%	7.86%	7.84%

Total equity to total assets at end of period	7.10%	7.81%	7.80%

Return on average assets (1)	(1.47)%	(0.36)%	(0.16)%

Return on average equity (1)	(19.73)%	(4.57)%	(2.08)%

Noninterest expense to average assets (1)	4.02%	3.82%	3.64%

Nonperforming loans to total loans at end of period (2)	5.33%	2.14%	0.74%

(1)	Annualized for the six-months ended June 30, 2009 and 2008.
(2)	Nonperforming loans consist of nonaccrual loans. There are no loans contractually past due ninety days or more that are still accruing interest.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$143,284	2,123	5.93%	$149,482	2,513	6.72%
Securities	35,897	359	4.01	43,193	487	4.50
Other interest-earning assets (1)	8,423	4	0.17	7,001	42	2.40

Total interest-earning assets	187,604	2,486	5.30	199,676	3,042	6.09

Noninterest-earning assets	25,371			19,489

Total assets	$212,975			$219,165

Interest-bearing liabilities:
Savings, NOW and money-market deposits	77,537	246	1.28	75,456	288	1.53
Time deposits	88,467	762	3.49	92,162	1,035	4.49

Total interest-bearing deposits	166,004	1,008	2.46	167,618	1,323	3.16

Borrowed funds	12,580	124	3.98	14,698	143	3.89

Capitalized interest		—			(162)

Total interest-bearing liabilities	178,584	1,132	2.57	182,316	1,304	2.86

Noninterest-bearing demand deposits	17,803			18,526
Noninterest-bearing liabilities	593			1,335
Stockholders’ equity	15,995			16,988

Total liabilities and stockholders’ equity	$212,975			$219,165

Net interest income		$1,354			$1,738

Interest-rate spread			2.73%			3.23%

Net interest margin (2)			2.90%			3.48%

Ratio of interest-earning assets to interest-bearing liabilities	1.05			1.10

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$141,943	4,325	6.09%	$150,235	5,155	6.86%
Securities	35,736	734	4.11	42,354	953	4.50
Other interest-earning assets (1)	8,828	6	0.14	6,281	87	2.77

Total interest-earning assets	186,507	5,065	5.43	198,870	6,195	6.23

Noninterest-earning assets	26,169			19,299

Total assets	$212,676			$218,169

Interest-bearing liabilities:
Savings, NOW and money-market deposits	79,454	507	1.29	76,901	706	1.84
Time deposits	86,313	1,634	3.84	90,040	2,106	4.68

Total interest-bearing deposits	165,767	2,141	2.62	166,941	2,812	3.37

Borrowed funds	12,588	239	3.86	14,421	293	1.79

Capitalized interest		—			(164)

Total interest-bearing liabilities	178,355	2,380	2.71	181,362	2,941	3.24

Noninterest-bearing demand deposits	17,885			18,560
Noninterest-bearing liabilities	623			1,144
Stockholders’ equity	15,813			17,103

Total liabilities and stockholders’ equity	$212,676			$218,169

Net interest income		$2,685			$3,254

Interest-rate spread			2.72%			2.99%

Net interest margin (2)			2.91%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities	1.05			1.10

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank and Federal Reserve Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

General Operating Results. Net loss for the quarter ended June 30, 2009 was $518,000 or $0.42 per basic share compared to net loss of $10,000 or $0.01 per basic share for the quarter ended June 30, 2008. The second quarter 2009 loss was caused by credit-related expenses of $135,000 for foreclosed real estate write downs, $65,000 for foreclosed real estate expenses and loss on sale of foreclosed real estate included in other expenses, and a $515,000 provision for loan losses.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 79.36%.

Interest Income. Interest income declined $556,000 to $2.5 million for the three-month period ended June 30, 2009, compared to $3.0 million for the three-month period ended June 30, 2008. The decline was due to a decrease in the average yield of earning assets from 6.09% to 5.30%, a decrease in average loans outstanding of $6.2 million, and the reversal of interest on nonaccrual loans of $33,000.

Interest Expense. Interest expense decreased $172,000 from $1.3 million for the three-month period ended June 30, 2008, compared to $1.1 million for the three-month period ended June 30, 2009. The decrease was due to repricing of deposits, which lowered the average rate paid to 2.46% from 3.16%.

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions of $515,000 and $238,000, for the three-month periods ended June 30, 2009 and 2008, respectively. During the three-month period ending June 30, 2009, the Company posted net charge offs of $610,000 to the allowance for loan losses, due primarily to loans that were written down to the market value of the collateral. At June 30, 2009, the allowance for loan losses was $2.2 million or 1.50% of gross loans. In response to market conditions, the Company’s allowance for loan losses has increased from 1.27% of loans at June 30, 2008, to 1.50% of loans at June 30, 2009. Management continues aggressively working on its collection efforts and continues to increase the level of monitoring for the loan portfolio. The Company has never participated in any type of sub-prime lending. Management believes the allowance for loan losses of $2.2 million at June 30, 2009, is adequate. However, if market conditions continued to deteriorate, additional provisions for loan losses may be necessary.

Noninterest Income. Noninterest income declined $ 114,000 to $333,000 for the three-month period ended June 30, 2009, compared to $447,000 for the three-month period ended June 30, 2008. The decline was due primarily to a $94,000 decrease in brokerage fee income.

Noninterest Expense. Noninterest expense increased $82,000, from $2.0 million for the three-month period ended June 30, 2008, to $2.1 million for the three-month period ended June 30, 2009. The increase was attributable to expenses related to foreclosed real estate of $200,000, and the FDIC special assessment of $98,000. The balance of noninterest expense to operate the Company decreased $216,000 for the three-month period ended June 30, 2009, as compared to the same period in 2008.

Income Taxes. The Company benefited from an income tax credit of $426,000 for the three-month period ended June 30, 2009, compared to a benefit of $77,000 for the three-month period ended June 30, 2008.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

General Operating Results. Net losses for the six-month period ended June 30, 2009 was $1.6 million or $1.26 per basic share, compared to net losses of $178,000 or $0.14 per basic share for the comparable period in 2008. The net loss was a result of a provision for loan loss of $1.9 million, and the expense to carry foreclosed real estate of $596,000.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits. The loan to deposit ratio at June 30, 2009 is 79.36%.

Interest Income. Interest income decreased $1.1 million to $5.1 million for the six-month period ended June 30, 2009, compared to $6.2 million for the six-month period ended June 30, 2008. The decrease was due to a drop in the average yield of earning assets from 6.23% to 5.43%, a decrease in average loans outstanding of $8.3 million, and the reversal of interest on nonaccrual loans of $115,000.

Interest Expense. Interest expense decreased $561,000 to $2.4 million for the six-month period ended June 30, 2009, compared to $2.9 million for the six-month period ended June 30, 2008. The decrease was due to repricing of deposits, which lowered the average rate paid to 2.62% from 3.37%.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2009 and 2008 of $1.9 million and $560,000, respectively. During the six-month period ending June 30, 2009, the Company posted net charge offs of $1.6 million to the allowance for loan losses, due primarily to charge-offs on loans transferred to foreclosed real estate. At June 30, 2009, the allowance for loan losses was $2.2 million or 1.50% of gross loans. In response to market conditions the Company’s allowance for loan losses has increased form 1.27% of loans at June 30, 2008 to 1.50% at June 30, 2009. Management is aggressively working on its collection effort and continues to increase the level of monitoring of the loan portfolio. The Company has never participated in any type of sub-prime lending. Management believes that the allowance for loan losses of $2.2 million at June 30, 2009 is adequate. However, if market conditions continue to deteriorate, additional provisions for loan losses may be necessary.

Noninterest Income. Noninterest income decreased $143,000 during the six-month period ended June 30, 2009. The decrease was due to a decline in brokerage fees of $142,000.

Noninterest Expense. Noninterest expense increased $306,000 to $4.3 million for the six-month period ended June 30, 2009, as compared to $4.0 million for the same period in 2008. The increase in expenses can be attributed to foreclosed real estate expenses of $596,000, and FDIC special assessment of $98,000. Expenses of core operations decreased $290,000 for the period ended June 30, 2009 compared to the same period in 2008.

Income Taxes. The Company benefited from an income tax credit of $1.2 million for the six-month period ended June 30, 2009, compared to an income tax credit of $251,000 for the six-month period ended June 30, 2008.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first six months of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Annual Meeting of Shareholders (the “Annual Meeting”) of the Holding Company was held on June 17, 2009, to elect eleven directors of the Company to serve in such capacity for the next year, and to ratify the appointment of Hacker, Johnson & Smith PA, as the Company’s independent auditors for the year ending December 31, 2009. At the Annual Meeting, 1,172,878 shares were present, in person or by proxy, out of a total of 1,235,644 issued and outstanding as of the record date. Listed below are the results of the matters subject to a vote of security holders:

Proposal 1: Election of Directors

Name of Nominee	For	Against	Withhold
Charles H. Deters	1,170,119	—	2,759
Jeremy J. Deters	1,170,119	—	2,759
David A. Dizney	1,170,119	—	2,759
Robert A. Ellinor	1,170,119	—	2,759
Billy G. Gadd	1,170,119	—	2,759
Digvijay L. Gaekwad	1,170,119	—	2,759
Mark A. Imes	1,170,119	—	2,759
Deborah A. Klugger	1,170,119	—	2,759
John L. Peterson, D.V.M.	1,170,119	—	2,759
Lanford T. Slaughter, D.D.S.	1,170,119	—	2,759
Frank E. Stafford, Jr., C.P.A.	1,170,119	—	2,759

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Proposal 2: Ratification of Hacker, Johnson & Smith PA

Voting Results
For	1,170,569
Against	652
Abstain	1,657

Item 5.	Other Information

None applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer, and Chief Financial Officer

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 7, 2009

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/s/ Mark A. Imes
Name:	Mark A. Imes, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas J. Panicaro
Name:	Nicholas J. Panicaro, Chief Financial Officer
(Principal Financial and Accounting Officer)