Form 10-Q
period 2009-09-30
Independent BancShares, Inc.
filed 2009-11-16
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    Yes  ☐    No  ☐     *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $1 per share	1,235,644 shares
(class)	At November 9, 2009

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	At September 30, 2009	At December 31, 2008
	(Unaudited)
Assets

Cash and due from banks	$9,646	6,569
Interest-earning deposits	85	32
Federal funds sold	3,368	3,152

Cash and cash equivalents	13,099	9,753

Certificate of deposit	250	750
Securities available for sale	31,383	35,370
Loans, net of allowance for loan losses of $2,099 and $1,915	138,675	148,493
Accrued interest receivable	822	905
Federal Home Loan Bank stock	871	925
Federal Reserve Bank stock	237	237
Premises and equipment, net	8,598	8,175
Foreclosed real estate	1,590	2,021
Goodwill	1,525	1,525
Customer intangible, net	252	305
Other assets	3,854	2,169

Total assets	$201,156	210,628

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	14,799	16,108
NOW, money-market and savings deposits	86,392	70,367
Time deposits	69,301	92,232

Total deposits	170,492	178,707
Federal Home Loan Bank advances	10,000	10,000
Junior subordinated debenture	2,062	2,062
Other borrowings	104	1,385
Accrued interest payable and other liabilities	3,619	2,041

Total liabilities	186,277	194,195

Stockholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized, 1,235,644 shares issued and outstanding	1,236	1,236
Additional paid-in capital	10,066	10,066
Retained earnings	3,271	5,218
Accumulated other comprehensive income (loss)	306	(87)

Total stockholders’ equity	14,879	16,433

Total liabilities and stockholders’ equity	$201,156	210,628

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$1,996	2,508	6,321	7,663
Securities	331	407	1,065	1,225
Other	8	75	14	297

Total interest income	2,335	2,990	7,400	9,185

Interest expense:
Deposits	864	1,218	3,005	4,030
Borrowings	120	137	359	432
Capitalized interest	-	(19)	-	(181)

Total interest expense	984	1,336	3,364	4,281

Net interest income	1,351	1,654	4,036	4,904

Provision for loan losses	471	366	2,351	925

Net interest income after provision for loan losses	880	1,288	1,685	3,979

Noninterest income:
Service charges on deposit accounts	101	114	332	357
Brokerage fees	149	133	336	462
Gain on sale of securities	54	-	54	-
Other	145	125	429	399

Total noninterest income	449	372	1,151	1,218

Noninterest expense:
Salaries and employee benefits	992	1,111	2,878	3,201
Occupancy and equipment	277	226	770	632
Data processing	87	115	224	426
Advertising and business development	13	46	64	163
Directors fees	33	40	99	120
Stationary and supplies	29	28	69	81
Other	567	549	2,169	1,458

Total noninterest expense	1,998	2,115	6,273	6,081

Loss before income taxes	(669)	(455)	(3,437)	(884)

Income tax benefit	(282)	(137)	(1,490)	(388)

Net loss	$(387)	(318)	(1,947)	(496)

Loss per share - basic	$(0.31)	(0.26)	(1.58)	(0.40)

Dividends per share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2009 and 2008

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Amount
Balance at December 31, 2007	1,235,644	$1,236	10,066	5,969	(63)	17,208

Comprehensive loss:
Net loss (unaudited)	-	-	-	(496)	-	(496)

Change in unrealized loss on securities available for sale, net of taxes (unaudited)	-	-	-	-	(366)	(366)

Comprehensive loss (unaudited)						(862)

Balance at September 30, 2008 (unaudited)	1,235,644	$1,236	10,066	5,473	(429)	16,346

Balance at December 31, 2008	1,235,644	$1,236	10,066	5,218	(87)	16,433

Comprehensive loss:
Net loss (unaudited)	-	-	-	(1,947)	-	(1,947)

Change in unrealized loss on securities available for sale, net of taxes (unaudited)	-	-	-	-	393	393

Comprehensive loss (unaudited)						(1,554)

Balance at September 30, 2009 (unaudited)	1,235,644	$1,236	10,066	3,271	306	14,879

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,947)	(496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	341	279
Provision for loan losses	2,351	925
Gain on sale of securities available for sale	(54)	-
Net amortization of premiums and discounts on securities	(75)	105
Amortization of customer intangible	53	52
Net decrease in accrued interest receivable	83	106
Net increase in other assets	(1,886)	(374)
Net increase in accrued interest payable and other liabilities	1,578	77
Loss on sale of foreclosed real estate	76	-
Writedown on foreclosed real estate	561	-

Net cash provided by operating activities	1,081	674

Cash flows from investing activities:
Purchase of securities available for sale	(2,500)	(7,844)
Maturities and principal repayments of securities available for sale	5,225	9,412
Sales of securities available for sale	1,985	-
Net decrease (increase) in loans, net of principal repayments	5,378	(118)
Purchase of premises and equipment	(764)	(638)
Redemption of Federal Home Loan Bank stock	54	1
Maturities of certificates of deposit	500	-
Proceeds from sale of foreclosed real estate	1,883	-

Net cash provided by investing activities	11,761	813

Cash flows from financing activities:
Net decrease in deposits	(8,215)	(2,379)
Net (decrease) increase in other borrowings	(1,281)	217

Net cash used in financing activities	(9,496)	(2,162)

Net increase (decrease) in cash and cash equivalents	3,346	(675)

Cash and cash equivalents at beginning of period	9,753	8,729

Cash and cash equivalents at end of period	$13,099	8,054

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for:
Interest	$3,280	3,126

Taxes	$-	-

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$393	(366)

Transfer of loan to foreclosed real estate	$2,089	1,776

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Independent BancShares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and the cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The Holding Company owns 100% of the outstanding common stock of Independent National Bank (the “Bank”) and HKH Financial Center, Inc. (“HKH”) doing business as Independent Financial Partners (“IFP”) (collectively, the “Company”). On July 7, 2009 the Holding Company’s directors approved a plan of corporate reorganization where the par value of the Holding Company was reduced to $1 from $2. The Holding Company’s primary business activity is the operation of the Bank and IFP. The Bank is a nationally-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Marion and Sumter Counties, Florida. IFP is a financial services company registered with the National Association of Securities Dealers (“NASD”). IFP has an established product and brokering agreement with Raymond James Financial Services, Inc.

The Bank’s operating and capital requirements, the losses due to recent increases in nonperforming loans and declining net interest margin are factors Management considered when evaluating the Bank’s ability to continue as a going concern.

Management is evaluating all potential sources of capital to meet the Banks capital requirements, including debt financing, issuing equity securities, entering into other financing arrangements and/or strategic alliances, and seeking recapitalization opportunities. There can be no assurance, however, that additional financing or recapitalization plans will be available or forthcoming and, if available, can be obtained or undertaken on terms favorable to the Holding Company or its existing shareholders. Further there is no assurance that any acceptable financing alternative or recapitalization plan would be successfully implemented, or receive regulatory approval. However, even if no additional capital is obtained, Management expects the Bank to be adequately capitalized at September 30, 2010, based on detailed financial projections.

Management has evaluated events occurring subsequent to the balance sheet date through November 13, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loans. The components of loans are summarized as follows (in thousands):

	At September 30, 2009	At December 31, 2008
Commercial real estate	$65,493	68,036
Residential real estate and home equity	55,154	54,092
Construction and land development	12,298	17,520
Commercial	5,416	8,004
Consumer	2,435	2,842

Total loans	140,796	150,494

Deduct:
Allowance for loan losses	(2,099)	(1,915)
Deferred loan costs, net	(22)	(86)

Loans, net	$138,675	148,493

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$2,160	1,938	1,915	1,887
Provision for loan losses	471	366	2,351	925
Net charge-offs	(532)	(378)	(2,167)	(886)

Ending balance	$2,099	1,926	2,099	1,926

Nonaccrual and past due loans are as follows (in thousands):

	At September 30, 2009	At December 31, 2008
Nonaccrual loans	$10,428	3,213
Past due ninety days or more, still accruing	-	-

	$10,428	3,213

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses, Continued. Collateral dependent impaired loans are as follows (in thousands):

	At September 30, 2009	At December 31, 2008
Gross loans with a related allowance for loan loss recorded	$-	-
Less: Allowance on these loans	-	-
Gross loans for which there is no related allowance for loan loss	10,477	3,095

Net investment in impaired loans	$10,477	3,095

There was no interest collected or recognized on impaired loans during the three- or nine-months ended September 30, 2009 or 2008.

4. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,235,644 during the three-and nine-month periods ended September 30, 2009 and 2008. There is no dilution to basic loss per share because the Company does not have any common stock equivalents.

5. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2009 and December 31, 2008, the Bank’s capital exceeded regulatory capital requirements.

6. Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2009:
Available for sale securities	$31,383	-	31,383	-

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements, Continued. The table below presents a reconciliation for all available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-months ended September 30, 2009. These instruments were valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2009 (in thousands).

Balance, January 1, 2009	$564
Total gains or losses (realized/unrealized):
Included in operations	-
Included in other comprehensive income	(46)
Purchases, net of repayments	-
Transfers out of Level 3	(517)
Non trading activity	(1)

Balance, September 30, 2009	$-

Financial assets subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

							Total Losses in Operations During the Nine Months Ended September 30, 2009
	Carrying Value		Fair Value Measurements at Reporting Date Using			Total Losses
			(Level 1)	(Level 2)	(Level 3)
As of September 30, 2009:
Impaired loans	$3,479	(1)	-	-	3,479	3,015	1,732

Foreclosed real estate	$1,590		-	-	1,590	1,077	561

(1)	Loans with a carrying value of $6,998 at September 30, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30,		At December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,099	13,099	9,753	9,753
Certificates of deposit	250	250	750	750
Securities available for sale	31,383	31,383	35,370	35,370
Loans	138,675	136,867	148,493	145,225
Accrued interest receivable	822	822	905	905
Federal Home Loan Bank stock	871	871	925	925
Federal Reserve Bank stock	237	237	237	237

Financial liabilities:
Deposits	170,492	171,859	178,707	178,887
Federal Home Loan Bank advances	10,000	10,287	10,000	10,370
Junior subordinated debentures	2,062	2,062	2,062	2,062
Other borrowings	104	104	1,385	1,385

Off-balance-sheet instruments	-	-	-	-

8. Subsequent Events. On November 3, 2009, the Bank entered into a consent order (the “Order”) with the OCC. The Bank has agreed to take certain steps to enhance the operations of the Bank.

On October 9, 2009, the Company filed a proxy statement on Schedule 14A, and a Schedule 13E-3 Transaction Statement on Schedule 13E-3 also has been filed, with the Securities and Exchange Commission in connection with a proposal by the Company that its shareholders adopt an amendment to its Articles of Incorporation that will result in the reclassification of certain shares of common stock into newly authorized shares of preferred stock. The effect of the transaction will be to reduce the number of shareholders of record of Company common stock to less than 300, which will allow the Company to terminate its reporting obligations under the Securities Exchange Act of 1934, as amended.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2009 was from maturities, sales, and principal repayments of securities available for sale of $6.7 million, and a net increase in loan principal repayments (net of originations) of $5.4 million. Cash was used primarily to purchase securities available for sale of $2.5 million, and to fund a decrease in deposits of $8.2 million. At September 30, 2009 the Bank exceeded its regulatory liquidity requirements.

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at September 30, 2009 follows (in thousands):

Contract Amount
Undisbursed lines of credit and construction loans	$2,028

Commitments to extend credit	$6,602

Standby letters of credit	$68

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within twelve months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Average equity as a percentage of average assets	7.34%	9.12%	7.84%

Total equity to total assets at end of period	7.40%	7.81%	7.68%

Return on average assets (1)	(1.23)%	(0.36)%	(0.31)%

Return on average equity (1)	(16.77)%	(4.57)%	(3.89)%

Noninterest expense to average assets (1)	3.97%	3.82%	3.79%

Nonperforming loans to total loans at end of period (2)	7.41%	2.13%	0.98%

(1)	Annualized for the nine-months ended September 30, 2009 and 2008.
(2)	Nonperforming loans consist of nonaccrual loans. There are no loans contractually past due ninety days or more that are still accruing interest.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$139,682	1,996	5.59%	$149,764	2,508	6.70%
Securities	35,283	331	3.67	37,719	407	4.32
Other interest-earning assets (1)	6,075	8	0.51	7,639	75	3.93

Total interest-earning assets	181,040	2,335	5.05	195,122	2,990	6.13

Noninterest-earning assets	25,590			18,829

Total assets	$206,630			$213,951

Interest-bearing liabilities:
NOW, money-market and savings deposits	86,423	213	0.98	70,354	248	1.41
Time deposits	73,881	651	3.50	94,009	970	4.13

Total interest-bearing deposits	160,304	864	2.14	164,363	1,218	2.96

Borrowed funds (2)	12,434	120	3.83	14,745	137	3.72

Capitalized interest		-			(19)

Total interest-bearing liabilities	172,738	984	2.23	179,108	1,336	2.98

Noninterest-bearing demand deposits	17,423			16,820
Noninterest-bearing liabilities	1,632			1,269
Stockholders’ equity	14,837			16,754

Total liabilities and stockholders’ equity	$206,630			$213,951

Net interest income		$1,351			$1,654

Interest-rate spread			2.82%			3.15%

Net interest margin (3)			2.92%			3.39%

Ratio of interest-earning assets to interest-bearing liabilities	1.05			1.09

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$144,230	6,321	5.84%	$151,194	7,663	6.76%
Securities	36,437	1,065	3.90	38,885	1,225	4.28
Other interest-earning assets (1)	7,047	14	0.26	8,517	297	3.39

Total interest-earning assets	187,714	7,400	5.26	198,596	9,185	6.16

Noninterest-earning assets	23,041			18,075

Total assets	$210,755			$216,671

Interest-bearing liabilities:
NOW, money-market and savings deposits	81,802	721	1.18	74,510	952	1.70
Time deposits	82,123	2,284	3.72	91,484	3,078	4.49

Total interest-bearing deposits	163,925	3,005	2.48	165,994	4,030	3.24

Borrowed funds (2)	12,520	359	3.88	14,521	432	3.97

Capitalized interest		-			(181)

Total interest-bearing liabilities	176,445	3,364	2.58	180,515	4,281	3.16

Noninterest-bearing demand deposits	17,729			18,013
Noninterest-bearing liabilities	1,099			1,156
Stockholders’ equity	15,482			16,987

Total liabilities and stockholders’ equity	$210,755			$216,671

Net interest income		$4,036			$4,904

Interest-rate spread			2.68%			3.00%

Net interest margin (3)			2.87%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities	1.06			1.10

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

General Operating Results. Net loss for the quarter ended September 30, 2009 was $387,000 or $0.31 per basic share compared to net loss of $318,000 or $0.26 per basic share for the quarter ended September 30, 2008. The increase in the net loss for the third quarter 2009 was caused by credit-related expenses of $39,000 for foreclosed property write downs, $59,000 for OREO expenses and loss on sale of OREO property included in other expenses, and a $471,000 provision for loan losses.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 82.57%.

Interest Income. Interest income declined $655,000 to $2.3 million for the three-month period ended September 30, 2009, compared to $3.0 million for the three-month period ended September 30, 2008. The decline was due to a decrease in average yield of earning assets from 6.13% to 5.05%, a decrease in average loans outstanding of $10.1 million, and the reversal of interest on non accrual loans of $47,000.

Interest Expense. Interest expense decreased $352,000 from $1.3 million for the three-month period ended September 30, 2008, to $984 thousand for the three-month period ended September 30, 2009. The decrease was due to repricing of deposits, which lowered the average rate paid to 2.14% from 2.96%, and the reduction in average interest bearing deposits from $164.4 million to $160.3 million.

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions of $471,000 and $366,000, for the three-month periods ended September 30, 2009 and 2008, respectively. During the three-month period ending September 30, 2009, the Company posted net charge offs of $532,000 to the allowance for loan losses, due primarily to impaired loans that were written down to the market value of the collateral. At September 30, 2009, the allowance for loan losses was $2,099,000 or 1.50% of gross loans. In response to market conditions, the Company’s allowance for loan losses has increased from 1.27% of loans at September 30, 2008, to 1.50% of loans at September 30, 2009. Management continues aggressively working on its collection efforts and continues to increase the level of monitoring for the loan portfolio. The Company has never participated in any type of sub-prime lending. Management believes the allowance for loan losses of $2.1 million at September 30, 2009, is adequate. However, if market conditions continue to deteriorate, additional provisions for loan losses may be necessary.

Noninterest Income. Noninterest income increased $77,000 to $449,000 for the three month period ended September 30, 2009, compared to $372,000 for the three-month period ended September 30, 2008. The increase was due primarily to a $54,000 gain on sale of securities.

Noninterest Expense. Noninterest expense decreased $117,000, from $2.1 million for the three month period ended September 30, 2008, to $2.0 million for the three-month period ended September 30, 2009. The decrease was attributable to a reduction in salaries expense of $119,000.

Income Taxes. The Company benefited from an income tax credit of $282,000 for the three-month period ended September 30, 2009, compared to a benefit of $137,000 for the three-month period ended September 30, 2008.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

General Operating Results. Net losses for the nine-month period ended September 30, 2009 was $1.9 million or $1.58 per basic share, compared to net losses of $496,000 or $0.40 per basic share for the comparable period in 2008. The net loss was a result of a provision for loan loss of $2.4 million, and the expense to carry foreclosed real estate of $630,000 included in other non interest expense.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits. The loan to deposit ratio at September 30, 2009 is 82.57%.

Interest Income. Interest income decreased $1.8 million to $7.4 million for the nine-month period ended September 30, 2009, compared to $9.2 million for the nine-month period ended September 30, 2008. The decrease was due to a drop in the average yield of earning assets from 6.16% to 5.26%, a decrease in average loans outstanding of $7.0 million, and the reversal of interest on nonaccrual loans of $162,000.

Interest Expense. Interest expense decreased $917,000 to $3.4 million for the nine-month period ended September 30, 2009, compared to $4.3 million for the nine-month period ended September 30, 2008. The decrease was due to repricing of deposits, which lowered the average rate paid to 2.48% from 3.24%, and a reduction in average interest bearing deposits from $166.0 million to $163.9 million.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2009 and 2008 of $2,351,000 and $925,000, respectively. During the nine-month period ending September 30, 2009, the Company posted net charge offs of $2.2 million to the allowance for loan losses, due primarily to charge-offs on impaired loans. At September 30, 2009, the allowance for loan losses was $2,099,000 or 1.50% of gross loans. In response to market conditions the Company’s allowance for loan losses has increased from 1.27% of loans at September 30, 2008 to 1.50% at September 30, 2009. Management is aggressively working on its collection effort and continues to increase the level of monitoring of the loan portfolio. The Company has never participated in any type of sub-prime lending. Management believes that the allowance for loan losses of $2.1 million at September 30, 2009 is adequate. However, if market conditions continue to deteriorate, additional provisions for loan losses may be necessary.

Noninterest Income. Noninterest income decreased $67,000 during the nine-month period ended September 30, 2009. The decrease was due to a decline in brokerage fees of $126,000.

Noninterest Expense. Noninterest expense increased $192,000 to $6.3 million for the nine-month period ended September 30, 2009, as compared to $6.1 million for the same period in 2008. The increase in expenses can be attributed to foreclosed real estate expenses of $630,000, and FDIC special assessment of $98,000. Expenses of core operations decreased $404,000 for the period ended September 30, 2009 compared to the same period in 2008.

Income Taxes. The Company benefited from an income tax credit of $1.5 million for the nine-month period ended September 30, 2009, compared to an income tax credit of $388,000 for the nine-month period ended September 30, 2008.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Regulatory Order

On November 3, 2009, the Bank entered into a consent order (the “Order”) with the OCC. The Bank has agreed to take the following steps to enhance the operations of the Bank (with the time periods below corresponding with the effectiveness of the Order):

1. Compliance Committee. The Board of Directors (the “Board”) will appoint a compliance committee to monitor and coordinate the Bank’s adherence to the Order, which will meet at least monthly, and submit monthly written progress reports to the Board. The Board also will insure that the Bank has sufficient processes, personnel, and control systems to effectively implement the Order.

2. Strategic Plan. Within 60 days, the Bank will send to the OCC a three-year strategic plan to include a mission statement, targeted markets, strategic goals, actions to improve earnings, risk assessment of product lines, description of control systems, evaluation of Bank’s operations, and management employment and succession program, and systems to monitor the Bank’s progress in meeting goals. At least monthly, the Board will review financial reports and analyses that evaluate the Bank’s performance against the goals and objectives of the strategic plan. At least quarterly, the Bank will prepare a written evaluation of the Bank’s performance against the strategic plan and describe actions the Board will require to address any shortcomings. The Board will give the OCC advance, written notice of its intent to deviate significantly from the strategic plan.

3. Capital Plan and Higher Minimums. Within 90 days, the Bank will maintain a total risk-weighted capital ratio of at least 12%, and a leverage capital ratio of at least 9%. Within 60 days, the Bank will forward to the OCC a written capital plan to include plans for achieving adequate capital, projections for growth and capital requirements, sources and timing of additional capital, and contingency plans. The Bank may only pay a dividend if in compliance with the approved capital plan, in compliance with applicable law, and provided no objection is received from the OCC. If the Bank fails to submit an acceptable capital plan or to achieve or maintain the minimum capital ratios required by the Order, then in the OCC’s direction it can request that the Bank submit to the OCC a disposition plan that details the Board’s proposal to sell or merge the Bank, or liquidate the Bank. If a disposition plan is submitted by the Board that outlines the sale or merger of the Bank, it must describe actions that will be taken to insure that a definitive agreement for such sale or merger is signed within 90 days after the receipt of OCC non-objection to the plan. If the disposition plan outlines the liquidation of the Bank, the plan must detail actions and steps necessary to accomplish the liquidation in accordance with applicable law. Failure to submit a timely acceptable disposition plan, or to implement and adhere to the disposition plan may be deemed a violation of the Order.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

4. Loan Policy and Credit Administration. Within 60 days, the Bank will implement a revised written loan policy to improve the Bank’s credit administration and loan portfolio management, including improving credit underwriting, describing the types of credit information required from borrowers, requiring that any extension of credit is made only after obtaining and validating current credit information, requiring that any extension of credit is made only after obtaining and documenting the current valuation of any supporting collateral, requiring that borrowers and/or guarantors maintain any collateral margins established in the credit approval process, prohibit the capitalization of accrued interest, insure that all exceptions to credit policy are clearly documented, implement a process for early problem loan identification, requiring that loans be placed on non-accrual pursuant to applicable regulatory guidelines, assigning accountability for risk rating credits, and establishing prudent lending and approval limits. Where the Bank deviates from the revised loan policy and procedures, exceptions will be clearly documented and approved by the Board. The Bank may grant, extend, renew, alter or restructure any loan or other extension of credit only after documenting the specific purpose for the extension, identifying expected sources of repayments, structuring repayment terms to coincide with sources of repayment, documenting the value of collateral, and obtaining complete credit information.

5. Concentrations of Credit. Within 60 days, the Bank will adopt and insure adherence to a revised written CRE concentration management program to include a written description of risk tolerance for CRE concentrations, prudent underwriting and credit administration guidelines, concentration limits, procedures for monitoring compliance with Board review of risk limits, policies to manage concentration risks, strategies to reduce or mitigate concentrations, management information systems that stratify the loan portfolio into various segments, portfolio stress testing and sensitivity, periodic analysis of market conditions, and an action plan to control future CRE growth.

6. Criticized Assets. Within 30 days, the Bank will implement a written program designed to protect the Bank’s interest in assets criticized in its most recent examination report, and develop a program for all relationships and assets aggregating $250,000 or more. The Bank will not extend any credit to a borrower whose loans are criticized in the recent examination report unless certain conditions set forth in the Order are met. On a monthly basis, management will provide the Board with written reports identifying problem and delinquent loans, credit exceptions, credit related violations of law, responsible loan officer, and loans not in conformance with the Bank’s policies.

7. Credit and Collateral Exceptions. The Bank will obtain current and complete credit information on all loans lacking such information. The Bank will insure proper collateral documentation is maintained on all loans and correct each collateral exception.

8. Independent Loan Review. Within 30 days, the Board will establish an effective independent and ongoing loan review program to provide for a written report to be filed with the Board promptly after each review, and to include conclusions on the overall quality of the loan portfolio, identification of problem and delinquent loans, credit documentation exceptions, non-accrual loan status, loan officer responsibility, credit-related violations of law, concentrations of credit, loans to insiders, and loans not in conformance with the Bank’s policies.

9. Allowance for Loan and Lease Losses. The Bank will implement and adhere to a program for the maintenance of an adequate allowance for loan and lease losses, to include compliance with applicable regulatory guidelines.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

10. Appraisals of Real Property. The Bank will obtain a current independent appraisal or update its appraisal on any loan that is secured by real property which was criticized in its most recent examination report or where the borrower has failed to comply with the terms of the loan agreement, and also on each parcel of other real estate owned (“OREO”) or needed to bring an existing appraisal in conformity with applicable laws. Within 30 days, the Bank will develop and implement an independent review and analysis process to insure appraisals conform to appraisal standards and regulations.

11. Other Real Estate Owned – Action Plans. Within 60 days, the Bank will adhere to action plans for each parcel of OREO to assure that the assets are managed in accordance with applicable law and to include identification of responsible Bank officers, analysis of each OREO property, marketing strategies, time frames for disposition, targeted write-downs at periodic intervals, procedures to require periodic market valuations, and periodic reports to the Board.

12. Within 60 days, the Board will revise and maintain a comprehensive liquidity risk management program which will assess the Bank’s funding needs and insure access to funds to meet those needs. The program will include strategies to maintain sufficient liquidity at reasonable costs, the preparation of liquidity reports to be reviewed monthly by the Board, and a contingency funding plan.

13. Administrative Appeals and Extensions of Time. If the Bank requires an extension of any time frame within the Order, the Board will submit a written request to the OCC asking for relief, accompanied by relevant supporting documentation.

Going Private Transaction

The Company has filed a proxy statement on Schedule 14A, and a Schedule 13E-3 Transaction Statement on Schedule 13E-3 also has been filed, with the Securities and Exchange Commission in connection with a proposal by the Company that its shareholders adopt an amendment to its Articles of Incorporation that will result in the reclassification of certain shares of common stock into newly authorized shares of preferred stock. If the transaction is completed, shareholders of record who hold less than 400 shares of common stock will receive shares of preferred stock on the basis of one share of preferred stock for each share of common stock, by such shareholders. As a result, shareholders of record who hold 400 or more shares of common stock prior to the transaction will continue to hold the same number of shares following the reclassification transaction. The effect of the transaction will be to reduce the number of shareholders of record of Company common stock to less than 300, which will allow the Company to terminate its reporting obligations under the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first nine months of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 13, 2009

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/S/ MARK A. IMES
Name:	Mark A. Imes,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS J. PANICARO
Name:	Nicholas J. Panicaro,
Chief Financial Officer
(Principal Financial and Accounting Officer)