Form 10-Q/A
period 2009-09-30
Independent BancShares, Inc.
filed 2010-01-19
CIK 1357528

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *    Yes  ☐    No  ☐   *The registrant has not yet been phased into the interactive data requirements.

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

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Report”) for Independent Bancshares, Inc. (“Company”) for the quarterly period ended September 30, 2009 is being filed to amend portions of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 16, 2009 (“Original Report”).

As previously disclosed in a Form 8-K filing on January 15, 2010, the Company’s wholly owned subsidiary (the “Bank”), has amended its call report for the quarter ended September 30, 2009, to make certain adjustments required in connection with management’s review of certain information including the Bank’s loan portfolio performance. As a result of the amendments to the Bank’s call reports, the Company has concluded that its previously issued consolidated financial statements for the three and nine months ended September 30, 2009, as reported in the Company’s Original Report filed on November 16, 2009, need to be restated.

The Company hereby amends Part I, Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements in connection with the following adjustments:

•

The provision for loan losses for the three months ended September 30, 2009 has increased from $471,000 to $1,086,000 and net loan charge offs for the three months ended September 30, 2009, has increased from $532,000 to $1,147,000.

•

Impaired loans, net of allowance for loan losses, have increased from $10,477,000 to $12,540,000 as of September 30, 2009. Of these impaired loans, at September 30, 2009, $12,490,000 have been classified as nonaccrual, an increase from the $10,428,000 originally reported.

•

Loans, net of deferred loan costs and the allowance for loan losses, have declined to $138,060,000 from the previously reported level of $138,675,000 and total assets have declined to $200,772,000 from the previously reported level of $201,156,000.

•

The Company’s net loss after tax for the three months ended September 30, 2009, has increased from $387,000 to $771,000. Loss per basic share (LPBS) for the third quarter of 2009, originally reported to be a loss of $(0.31), has increased to a loss of approximately $(0.62). Due to the adjustments in the second quarter of 2009 financial results, the Company’s after tax net loss for the nine months ended September 30, 2009, has increased from $1,947,000 to $2,331,000, and LPBS, originally reported at a loss of $(1.58), has increased to a loss of $(1.89).

•

Total shareholders’ equity at September 30, 2009 has declined approximately $384,000 to $14,495,000 from $14,879,000. The Bank’s leverage ratio, tier 1 risk-based capital ratio and total risk-based capital ratio have declined to 6.53%, 9.35% and 10.61%, respectively, at September 30, 2009.

In Part 1, Item 1, see footnote 8, “Restatement of Previously Issued Financial Statements” for the specific line items restated and a more detailed description of the changes made in this restatement.

In connection with the restatement of Items 1 and 2 described above, the Company has included revised disclosure in this Amended Report under Part I, Item 4T, “Controls and Procedures.”

This Amended Report sets forth the Original Filing in its entirety, although the Company is only restating those portions in Part I, Items 1 and 2 affected by corrected financial information and the revised disclosures under Part I, Item 4T, below. This Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	At September 30, 2009	At December 31, 2008
	(Unaudited) (As Restated)
Assets

Cash and due from banks	$9,646	6,569
Interest-earning deposits	85	32
Federal funds sold	3,368	3,152

Cash and cash equivalents	13,099	9,753

Certificate of deposit	250	750
Securities available for sale	31,383	35,370
Loans, net of allowance for loan losses of $2,099 and $1,915	138,060	148,493
Accrued interest receivable	822	905
Federal Home Loan Bank stock	871	925
Federal Reserve Bank stock	237	237
Premises and equipment, net	8,598	8,175
Foreclosed real estate	1,590	2,021
Goodwill	1,525	1,525
Customer intangible, net	252	305
Other assets	4,085	2,169

Total assets	$200,772	210,628

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	14,799	16,108
NOW, money-market and savings deposits	86,392	70,367
Time deposits	69,301	92,232

Total deposits	170,492	178,707

Federal Home Loan Bank advances	10,000	10,000
Junior subordinated debenture	2,062	2,062
Other borrowings	104	1,385
Accrued interest payable and other liabilities	3,619	2,041

Total liabilities	186,277	194,195

Stockholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized, 1,235,644 shares issued and outstanding	1,236	1,236
Additional paid-in capital	10,066	10,066
Retained earnings	2,887	5,218
Accumulated other comprehensive income (loss)	306	(87)

Total stockholders’ equity	14,495	16,433

Total liabilities and stockholders’ equity	$200,772	210,628

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(As Restated)		(As Restated)
Interest income:
Loans	$1,996	2,508	6,321	7,663
Securities	331	407	1,065	1,225
Other	8	75	14	297

Total interest income	2,335	2,990	7,400	9,185

Interest expense:
Deposits	864	1,218	3,005	4,030
Borrowings	120	137	359	432
Capitalized interest	—	(19)	—	(181)

Total interest expense	984	1,336	3,364	4,281

Net interest income	1,351	1,654	4,036	4,904

Provision for loan losses	1,086	366	2,966	925

Net interest income after provision for loan losses	265	1,288	1,070	3,979

Noninterest income:
Service charges on deposit accounts	101	114	332	357
Brokerage fees	149	133	336	462
Gain on sale of securities	54	—	54	—
Other	145	125	429	399

Total noninterest income	449	372	1,151	1,218

Noninterest expense:
Salaries and employee benefits	992	1,111	2,878	3,201
Occupancy and equipment	277	226	770	632
Data processing	87	115	224	426
Advertising and business development	13	46	64	163
Directors fees	33	40	99	120
Stationary and supplies	29	28	69	81
Other	567	549	2,169	1,458

Total noninterest expense	1,998	2,115	6,273	6,081

Loss before income taxes	(1,284)	(455)	(4,052)	(884)

Income tax benefit	(513)	(137)	(1,721)	(388)

Net loss	$(771)	(318)	(2,331)	(496)

Loss per share - basic	$(0.62)	(0.26)	(1.89)	(0.40)

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2009 (As Restated) and 2008

($ in thousands)

	Common Stock		Additional		Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Par Amount	Paid-In Capital	Retained Earnings	Income (Loss)

Balance at December 31, 2007	1,235,644	$1,236	10,066	5,969	(63)	17,208

Comprehensive loss:
Net loss (unaudited)	—	—	—	(496)	—	(496)

Change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(366)	(366)

Comprehensive loss (unaudited)						(862)

Balance at September 30, 2008 (unaudited)	1,235,644	$1,236	10,066	5,473	(429)	16,346

Balance at December 31, 2008	1,235,644	$1,236	10,066	5,218	(87)	16,433

Comprehensive loss:
Net loss (unaudited)	—	—	—	(2,331)	—	(2,331)

Change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	393	393

Comprehensive loss (unaudited)						(1,938)

Balance at September 30, 2009 (unaudited)	1,235,644	$1,236	10,066	2,887	306	14,495

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(As Restated)
Cash flows from operating activities:
Net loss	$(2,331)	(496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	341	279
Provision for loan losses	2,966	925
Gain on sale of securities available for sale	(54)	—
Net amortization of premiums and discounts on securities	(75)	105
Amortization of customer intangible	53	52
Net decrease in accrued interest receivable	83	106
Net increase in other assets	(2,117)	(374)
Net increase in accrued interest payable and other liabilities	1,578	77
Loss on sale of foreclosed real estate	76	—
Writedown on foreclosed real estate	561	—

Net cash provided by operating activities	1,081	674

Cash flows from investing activities:
Purchase of securities available for sale	(2,500)	(7,844)
Maturities and principal repayments of securities available for sale	5,225	9,412
Sales of securities available for sale	1,985	—
Net decrease (increase) in loans, net of principal repayments	5,378	(118)
Purchase of premises and equipment	(764)	(638)
Redemption of Federal Home Loan Bank stock	54	1
Maturities of certificates of deposit	500	—
Proceeds from sale of foreclosed real estate	1,883	—

Net cash provided by investing activities	11,761	813

Cash flows from financing activities:
Net decrease in deposits	(8,215)	(2,379)
Net (decrease) increase in other borrowings	(1,281)	217

Net cash used in financing activities	(9,496)	(2,162)

Net increase (decrease) in cash and cash equivalents	3,346	(675)

Cash and cash equivalents at beginning of period	9,753	8,729

Cash and cash equivalents at end of period	$13,099	8,054

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for:
Interest	$3,280	3,126

Taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$393	(366)

Transfer of loan to foreclosed real estate	$2,089	1,776

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited)

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

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

2. Loans. The components of loans are summarized as follows (in thousands):

	At September 30,	At December 31,
	2009	2008

Commercial real estate	$65,078	68,036
Residential real estate and home equity	54,954	54,092
Construction and land development	12,298	17,520
Commercial	5,416	8,004
Consumer	2,435	2,842

Total loans	140,181	150,494

Deduct:
Allowance for loan losses	(2,099)	(1,915)
Deferred loan costs, net	(22)	(86)

Loans, net	$138,060	148,493

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Beginning balance	$2,160	1,938	1,915	1,887
Provision for loan losses	1,086	366	2,966	925
Net charge-offs	(1,147)	(378)	(2,782)	(886)

Ending balance	$2,099	1,926	2,099	1,926

Nonaccrual and past due loans are as follows (in thousands):

	At September 30,	At December 31,
	2009	2008

Nonaccrual loans	$12,490	3,213
Past due ninety days or more, still accruing	—	—

	$12,490	3,213

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

3. Loan Impairment and Loan Losses, Continued. Collateral dependent impaired loans are as follows (in thousands):

	At September 30,	At December 31,
	2009	2008

Gross loans with a related allowance for loan loss recorded	$—	—
Less: Allowance on these loans	—	—
Gross loans for which there is no related allowance for loan loss	12,540	3,095

Net investment in impaired loans	$12,540	3,095

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

6. Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2009:
Available for sale securities	$31,383	—	31,383	—

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

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

Balance, January 1, 2009	$564
Total gains or losses (realized/unrealized):
Included in operations	—
Included in other comprehensive income	(46)
Purchases, net of repayments	—
Transfers out of Level 3	(517)
Non trading activity	(1)

Balance, September 30, 2009	$—

Financial assets subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

	Carrying Value		Fair Value Measurements at Reporting Date Using				Total Losses in Operations During the Nine Months Ended
			(Level 1)	(Level 2)	(Level 3)	Total Losses	September 30, 2009
As of September 30, 2009:
Impaired loans	$5,202	(1)	—	—	5,202	3,630	2,347

Foreclosed real estate	$1,590		—	—	1,590	1,077	561

(1)	Loans with a carrying value of $7,338 at September 30, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

7. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30,		At December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,099	13,099	9,753	9,753
Certificates of deposit	250	250	750	750
Securities available for sale	31,383	31,383	35,370	35,370
Loans	138,060	136,252	148,493	145,225
Accrued interest receivable	822	822	905	905
Federal Home Loan Bank stock	871	871	925	925
Federal Reserve Bank stock	237	237	237	237

Financial liabilities:
Deposits	170,492	171,859	178,707	178,887
Federal Home Loan Bank advances	10,000	10,287	10,000	10,370
Junior subordinated debentures	2,062	2,062	2,062	2,062
Other borrowings	104	104	1,385	1,385

Off-balance-sheet instruments	—	—	—	—

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

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

9. Restatement of Previously Issued Financial Statements. Commencing after December 17, 2009, and after the date of the original filing of the Company’s Form 10-Q for the quarter ended September 30, 2009, the Company reclassified certain loans that had been restructured as impaired loans, resulting in additional loan charge-offs and provisions for loan losses related to the reclassified loans. The Company also reclassified certain restructured loans as non-accrual loans. The Bank amended its regulatory call report for the quarter ended September 30, 2009, to reflect these adjustments. The Company also recorded the additional loss reserves and charge offs in the quarter ended September 30, 2009, and reflected the additional non-accrual and impaired loans in its financial statements as of September 30, 2009. On January 4, 2010, the Company concluded that the Company’s previously issued third quarter 2009 consolidated financial statements needed to be restated and that the Company’s Form 10-Q for the quarter ended September 30, 2009, would need to be amended.

As a result of the restatement, the following financial statement line items were adjusted (in thousands):

	Restated	Previously Reported	Effect of Change
Condensed Consolidated Balance Sheet at September 30, 2009:
Loans, net of allowance for loan losses	138,060	138,675	(615)
Other assets	4,085	3,854	231
Total assets	200,772	201,156	(384)
Retained earnings	2,887	3,271	(384)
Total stockholders’ equity	14,495	14,879	(384)
Total liabilities and stockholders’ equity	200,772	201,156	(384)

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

9. Restatement of Previously Issued Financial Statements, Continued.

	Restated	Previously Reported	Effect of Change
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2009:
Provision for loan losses	$1,086	471	615
Net interest income after provision for loan losses	265	880	(615)
Loss before income taxes benefit	(1,284)	(669)	(615)
Income tax benefit	(513)	(282)	231
Net loss	(771)	(387)	(384)
Net loss per share: Basic	(0.62)	(0.31)	(0.31)

Nine Months Ended September 30, 2009:
Provision for loan losses	$2,966	2,351	615
Net interest income after provision for loan losses	1,070	1,685	(615)
Loss before income taxes	(4,052)	(3,437)	(615)
Income tax benefit	(1,721)	(1,490)	231
Net loss	(2,331)	(1,947)	(384)
Net loss per share: Basic	(1.89)	(1.58)	(0.31)

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

9. Restatement of Previously Issued Financial Statements, Continued.

	Restated	Previously Reported	Effect of Change
Condensed Consolidated Statements of Stockholders’ Equity:
Net loss for the nine months ended September 30, 2009	$(2,331)	(1,947)	(384)
Comprehensive loss for the nine months ended September 30, 2009	(1,938)	(1,554)	(384)
Balance at September 30, 2009 – retained earnings	2,887	3,271	(384)
Balance at September 30, 2009 – total stockholders’ equity	14,495	14,879	(384)

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2009:
Net loss	$(2,331)	(1,947)	(384)
Provision for loan losses	2,966	2,351	615
Net increase in other assets	(2,117)	(1,886)	(231)

As a result of the restatement, other items that were also affected included, among others, the following (dollars in thousands):

Loan Impairment and Credit Losses:
Three Months Ended September 30, 2009:
Net charge-offs	$(1,147)	(532)	(615)
Provision for loan losses	1,086	471	615

Nine Months Ended September 30, 2009:
Net charge-offs	$(2,782)	(2,167)	(615)
Provision for loan losses	2,966	2,351	615

Loans identified as impaired at September 30, 2009:
Gross loans for which there is no related allowance for loan losses	$12,540	10,477	2,063
Net investment in impaired loans	12,540	10,477	2,063

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

9. Restatement of Previously Issued Financial Statements, Continued.

	Restated	Previously Reported	Effect of Change
Nonaccrual loans at September 30, 2009	$12,490	10,428	2,062

Fair Value Measurements as of September 30, 2009:
Impaired loans:
Fair value	$5,202	3,479	1,723
Level 3	5,202	3,479	1,723
Total losses	3,630	3,015	615
Losses recorded in operations for nine months ended September 30, 2009	2,347	1,732	615
Loans with fair value in excess of carrying value	7,338	6,998	340

Fair Value of Financial Instruments at September 30, 2009:
Loans:
Carrying amount	$138,060	138,675	(615)
Fair value	136,252	136,867	(615)

Liquidity and Capital Resources:
Nine Months Ended September 30, 2009:
Total equity to total assets at end of period	7.11%	7.40%	(.29)%
Return on average assets	(1.48)%	(1.23)%	(.25)%
Return on average equity	(20.07)%	(16.77)%	(3.30)%

(continued)

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited), Continued

9. Restatement of Previously Issued Financial Statements, Continued.

The $615,000 increase in the provision for loan losses was primarily due to the addition of $615,000 in specific reserves on three loans classified as impaired loans due to a reevaluation of the underlying collateral and identification of continued deterioration in the ability of the borrowers to make loan payments.

The $615,000 increase in net loan charge-offs was due to the charge-off of the three collateral dependent impaired loans.

The $2.1 million increase in net investment in impaired loans was due to the reclassification of three loans due to the identification of continued deterioration in the ability of the borrowers to make loan payments.

The $2.1 million increase in net investment in nonaccrual loans was primarily due to the reclassification of nine of the impaired loans as nonaccrual. In general, these loans had been previously performing under restructured terms, but were reclassified as nonaccrual based on a reevaluation of the underlying collateral, as well as the borrower’s financial condition and prospects for repayment.

The $231,000 increase in other assets was due to the $231,000 increase in the income tax benefit due to the increased loss from operations.

The $615,000 reduction in loans was due to the $615,000 increase in the net loan charge offs.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (As Restated)

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

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Average equity as a percentage of average assets	7.34%	9.12%	7.84%

Total equity to total assets at end of period	7.11%	7.81%	7.68%

Return on average assets (1)	(1.48)%	(0.36)%	(0.31)%

Return on average equity (1)	(20.07)%	(4.57)%	(3.89)%

Noninterest expense to average assets (1)	3.97%	3.82%	3.79%

Nonperforming loans to total loans at end of period (2)	9.05%	2.13%	0.98%

(1)	Annualized for the nine-months ended September 30, 2009 and 2008.
(2)	Nonperforming loans consist of nonaccrual loans. There are no loans contractually past due ninety days or more that are still accruing interest.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$139,682	1,996	5.59%	$149,764	2,508	6.70%
Securities	35,283	331	3.67	37,719	407	4.32
Other interest-earning assets (1)	6,075	8	0.51	7,639	75	3.93

Total interest-earning assets	181,040	2,335	5.05	195,122	2,990	6.13

Noninterest-earning assets	25,590			18,829

Total assets	$206,630			$213,951

Interest-bearing liabilities:
NOW, money-market and savings deposits	86,423	213	0.98	70,354	248	1.41
Time deposits	73,881	651	3.50	94,009	970	4.13

Total interest-bearing deposits	160,304	864	2.14	164,363	1,218	2.96

Borrowed funds (2)	12,434	120	3.83	14,745	137	3.72

Capitalized interest		—			(19)

Total interest-bearing liabilities	172,738	984	2.23	179,108	1,336	2.98

Noninterest-bearing demand deposits	17,423			16,820
Noninterest-bearing liabilities	1,632			1,269
Stockholders’ equity	14,837			16,754

Total liabilities and stockholders’ equity	$206,630			$213,951

Net interest income		$1,351			$1,654

Interest-rate spread			2.82%			3.15%

Net interest margin (3)			2.92%			3.39%

Ratio of interest-earning assets to interest-bearing liabilities	1.05			1.09

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$144,230	6,321	5.84%	$151,194	7,663	6.76%
Securities	36,437	1,065	3.90	38,885	1,225	4.28
Other interest-earning assets (1)	7,047	14	0.26	8,517	297	3.39

Total interest-earning assets	187,714	7,400	5.26	198,596	9,185	6.16

Noninterest-earning assets	23,041			18,075

Total assets	$210,755			$216,671

Interest-bearing liabilities:
NOW, money-market and savings deposits	81,802	721	1.18	74,510	952	1.70
Time deposits	82,123	2,284	3.72	91,484	3,078	4.49

Total interest-bearing deposits	163,925	3,005	2.48	165,994	4,030	3.24

Borrowed funds (2)	12,520	359	3.88	14,521	432	3.97

Capitalized interest		—			(181)

Total interest-bearing liabilities	176,445	3,364	2.58	180,515	4,281	3.16

Noninterest-bearing demand deposits	17,729			18,013
Noninterest-bearing liabilities	1,099			1,156
Stockholders’ equity	15,482			16,987

Total liabilities and stockholders’ equity	$210,755			$216,671

Net interest income		$4,036			$4,904

Interest-rate spread			2.68%			3.00%

Net interest margin (3)			2.87%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities	1.06			1.10

(1)	Includes interest-earning deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)	Includes Federal Home Loan Bank advances, junior subordinated debentures and other borrowings.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

General Operating Results. Net loss for the quarter ended September 30, 2009 was $771,000 or $0.62 per basic share compared to net loss of $318,000 or $0.26 per basic share for the quarter ended September 30, 2008. The third quarter 2009 loss was caused by credit-related expenses of $39,000 for foreclosed property write downs, $59,000 for OREO expenses and loss on sale of OREO property included in other expenses, and a $1.1 million provision for loan losses.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits and its loan to deposit ratio is 82.58%.

Interest Income. Interest income declined $655,000 to $2.3 million for the three-month period ended September 30, 2009, compared to $2.9 million for the three-month period ended September 30, 2008. The decline was due to a decrease in average yield of earning assets from 6.13% to 5.03%, a decrease in average loans outstanding of $10.6 million, and the reversal of interest on non accrual loans of $47,000.

Interest Expense. Interest expense decreased $352,000 from $1.3 million for the three-month period ended September 30, 2008, to $984 thousand for the three-month period ended September 30, 2009. The decrease was due to repricing of deposits, which lowered the average rate paid to 2.14% from 2.96%, and the reduction in interest bearing deposits from $164.4 million to $155.6 million.

Provision for Loan Losses. The provision for loan loss is a current period expense charged to operations to bring total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions of $1.1 million and $366,000, for the three-month periods ended September 30, 2009 and 2008, respectively. During the three-month period ending September 30, 2009, the Company posted net charge offs of $1.1 million to the allowance for loan losses, due primarily to loans that were written down to the market value of the collateral. At September 30, 2009, the allowance for loan losses was $2,099,000 or 1.50% of gross loans. In response to market conditions, the Company’s allowance for loan losses has increased from 1.27% of loans at September 30, 2008, to 1.50% of loans at September 30, 2009. Management continues aggressively working on its collection efforts and continues to increase the level of monitoring for the loan portfolio. The Company has never participated in any type of sub-prime lending. Management believes the allowance for loan losses of $2.1 million at September 30, 2009, is adequate. However, if market conditions continue to deteriorate, additional provisions for loan losses may be necessary.

Noninterest Income. Noninterest income increased $ 77,000 to $449,000 for the three month period ended September 30, 2009, compared to $372,000 for the three-month period ended September 30, 2008. The increase was due primarily to a $54,000 gain on sale of securities.

Noninterest Expense. Noninterest expense decreased $117,000, from $2.1 million for the three month period ended September 30, 2008, to $2.0 million for the three-month period ended September 30, 2009. The decrease was attributable to a reduction in salaries expense of $119,000. As expenses related to foreclosed property of $98,000, and FDIC fees of $75,000 continue to be a drag on earnings.

Income Taxes. The Company benefited from an income tax credit of $513,000 for the three-month period ended September 30, 2009, compared to a benefit of $137,000 for the three-month period ended September 30, 2008.

INDEPENDENT BANCSHARES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

General Operating Results. Net losses for the nine-month period ended September 30, 2009 was $2.3 million or $1.89 per basic share, compared to net losses of $496,000 or $0.40 per basic share for the comparable period in 2008. The net loss was a result of a provision for loan loss of $3.0 million, and the expense to carry foreclosed real estate of $630,000.

The Company does not have any sub-prime securities in its investment portfolio. The sustained level of liquidity and conservative nature of investments helps offset the increased level of risk in the loan portfolio. The Company does not use brokered deposits. The loan to deposit ratio at September 30, 2009 is 82.58%.

Interest Income. Interest income decreased $1.8 million to $7.4 million for the nine-month period ended September 30, 2009, compared to $9.2 million for the nine-month period ended September 30, 2008. The decrease was due to a drop in the average yield of earning assets from 6.16 % to 5.20%, a decrease in average loans outstanding of $ 6.9 million, and the reversal of interest on nonaccrual loans of $162,000.

Interest Expense. Interest expense decreased $917,000 to $3.3 million for the nine-month period ended September 30, 2009, compared to $4.2 million for the nine-month period ended September 30, 2008. The decrease was due to repricing of deposits, which lowered the average rate paid to 2.45% from 3.24%, and a reduction in interest bearing deposits from $91.4 million to 82.1 million.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2009 and 2008 of $2,966,000 and $925,000, respectively. During the nine-month period ending September 30, 2009, the Company posted net charge offs of $2.8 million to the allowance for loan losses, due primarily to charge-offs on loans transferred to foreclosed real estate. At September 30, 2009, the allowance for loan losses was $2,099,000 or 1.50% of gross loans. In response to market conditions the Company’s allowance for loan losses has increased from 1.27% of loans at September 30, 2008 to 1.50% at September 30, 2009. Management is aggressively working on its collection effort and continues to increase the level of monitoring of the loan portfolio. The Company has never participated in any type of sub-prime lending. Management believes that the allowance for loan losses of $2.2 million at September 30, 2009 is adequate. However, if market conditions continue to deteriorate, additional provisions for loan losses may be necessary.

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

Income Taxes. The Company benefited from an income tax credit of $1.7 million for the nine-month period ended September 30, 2009, compared to an income tax credit of $388,000 for the nine-month period ended September 30, 2008.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As discussed in the Explanatory Note to this Amended Report, and Note 9 to the Interim Consolidated Financial Statements contained in this report, subsequent to the date of the Original Report, management increased the level of impaired loans and determined that substantial additional provisions for loan losses and charge offs of reclassified real estate loans should be reported for the three months ended September 30, 2009. Management made the adjustments based upon, among other things, management’s review of additional information regarding the Company’s real estate loan portfolio, reevaluation of the underlying collateral and identification of continued deterioration in the ability of some of the borrowers to make loan payments.

As a result of the restatement, management has concluded that a material weakness existed at September 30, 2009 as it relates to tracking and identifying nonaccrual and impaired loans. However during the three months ended December 31, 2009, the Company has changed its internal controls over tracking nonaccrual and impaired loan relationships from a manual control to a automated information technology control. Based on these changes to internal control over financial reporting management concluded that as of the date of this report and subject to the limitations noted below that the Company’s disclosure controls and procedures are effective.

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

Date: January 15, 2010

INDEPENDENT BANCSHARES, INC.
(Registrant)

By:	/S/ MARK A. IMES
Name:	Mark A. Imes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS J. PANICARO
Name:	Nicholas J. Panicaro, Chief Financial Officer
(Principal Financial and Accounting Officer)